Form 10-Q
period 2011-09-30
BioPharma Manufacturing Solutions Inc.
filed 2011-11-15
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2011

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number 	00054423


      (Exact Name of Registrant as Specified in its Charter)


               BIOPHARMA MANUFACTURING SOLUTIONS, INC.
          (Exact Name of Registrant as Sepcified in its Charter)

                  BEACHWOOD ACQUISITION CORPORATION
                     (Former Name of Registrant)

            Delaware                            45-1878223
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                    1443 Merion Way, #51G
                Seal Beach, California 90740

       (Address of Principal Executive Offices)(zip code)


                         (562) 244-9785
       (Registrant's telephone number, including area code)


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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           September 30, 2011

Common Stock, par value $0.0001               4,500,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheet as of September 30, 2011                            F-1

Statements of Operations for the Three Months Ended
September 30, 2011 and the Period from April 20, 2011
(Inception) to September 30, 2011             	                  F-2

Statement of Cash Flows for the Period from April 20, 2011
(Inception) to September 30, 2011	                          F-3

Notes to Financial Statements 	                                  F4-F7

              BIOPHARMA MANUFACTURING SOLUTIONS, INC.
            (formerly BEACHWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEET


                  ASSETS


                                           September 30,
                                               2011
                                            ----------
                                            (Unaudited)
 Current Assets

     Cash                                   $  150
                                            --------
        TOTAL ASSETS                        $  150
                                            ========


             LIABILITY AND STOCKHOLDERS' DEFICIT

 Current Liability

    Accrued liability                          294
                                           --------
 Total liability                               294
                                           --------

 Stockholders' Deficit

    Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     none outstanding                       $      -

    Common Stock, $0.0001 par value,
      150,000,000 shares authorized;
      4,500,000 shares issued and
      outstanding                              450

    Discount on common stock issued
      to shareholder                          (300)

    Additional Paid-in Capital                 750

    Deficit accumulated during the
       development stage                    (1,044)
                                           ---------
 Total stockholders' deficit              $   (144)
                                           --------
          Total liability and
          stockholders' deficit           $    150
                                           ========


         See accompanying notes to financial statements


                  BIOPHARMA MANUFACTURING SOLUTIONS, INC.
                (formerly BEACHWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS


                                Three months     For the period from
                                   ended           April 20, 2011
                                September 30,      (inception) to
                                   2011          September 30, 2011
                                (Unaudited)         (Unaudited)
                               -------------     -----------------


    Operating expenses          $       294         $    1,044
                                  ------------      ------------
    Net loss                    $      (294)        $   (1,044)
                                  ============      ============

    Loss per share -
       basic and diluted        $    (0.00)
                                  ------------

    Weighted average shares -      14,945,652
         basic and diluted      ==============


                See accompanying notes to financial statements

                                 F-2

                    BIOPHARMA MANUFACTURING SOLUTIONS, INC.
                 (formerly BEACHWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS
                         ------------------------

                                                   For the Period from
                                                      April 20, 2011
                                                      (inception) to
                                                    September 30, 2011
                                                      (Unaudited)
                                                   ------------------

OPERATING ACTIVITIES

  Net loss                                         $      (1,044)

  Adjustment to reconcile net loss to net cash used in operating activity

  Change in operating liablity:
    Accrued liability                                        294

                                                   --------------
  Cash used in operating activities                         (750)
                                                   --------------
FINANCING ACTIVITIES

 Proceeds from the issuance of common stock               2,000

 Proceeds from stockholders' additional
     paid-in capital                                        750

 Redemption of common stock                              (1,850)
                                                   --------------
 Net cash provided by financing activities                  900
                                                   --------------
 Net increase in cash                                       150

 Cash, beginning of period                                    -
                                                   -------------
 Cash, end of period                               $        150
                                                   =============

               See accompanying notes to financial statements

               BioPharma Manufacturing Solutions, Inc.
             (Formerly Beachwood Acquisition Corporation)
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

BioPharma Manufacturing Solutions Inc., formerly Beachwood
Acquisition Corporation ("Beachwood") was incorporated on April 20, 2011 under the laws of the State of Delaware, and was originally to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On July 8, 2011, Beachwood Acquisition Corporation entered into an agreement with BioPharma Manufacturing Solutions for the change in control of Beachwood Acquisition Corporation. The following events occurred which resulted in a change of control of Beachwood: On August 31, 2011, Beachwood redeemed an aggregate of 18,500,000 of its 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,850; On August 31, 2011, new officers and directors were appointed and elected and the prior officers and directors resigned; On August 31, 2011, Beachwood issued 3,000,000 shares of its common stock to its newly elected president representing 66% of the total outstanding 4,500,000 shares of common stock. On August 31, 2011, the shareholders of Beachwood and the Board of Directors unanimously approved the change of Beachwood's name to BioPharma Manufacturing Solutions Inc. ("BioPharma" or the
"Company") and filed such change with the State of Delaware.

BioPharma has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. The Company will not make a decision on any such possible combination until it receives the financial report of such possible target company and management has the opportunity to review and evaluate the report. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or
Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that BioPharma will be successful in locating or negotiating with any target company. BioPharma has been formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934. The Company selected December 31 as its fiscal year end.

             BioPharma Manufacturing Solutions, Inc.
           (Formerly Beachwood Acquisition Corporation)
                 (A Development Stage Company)
                 Notes to Financial Statements

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

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2011 there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

             BioPharma Manufacturing Solutions, Inc.
           (Formerly Beachwood Acquisition Corporation)
                 (A Development Stage Company)
                 Notes to Financial Statements

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

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $1,044 since inception of the Company on April 20, 2011 through September 30, 2011. The
Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties. These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, the ability of the Company to obtain necessary equity financing to continue operations, successfully locating and negotiating with a business entity for the combination of that target company with the Company.

There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

             BioPharma Manufacturing Solutions, Inc.
           (Formerly Beachwood Acquisition Corporation)
                 (A Development Stage Company)
                 Notes to Financial Statements

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the Financial Accounting Standards Board ("FASB") issued ASU 2010-29, Disclosure of Supplementary Pro Forma
Information for Business Combinations. This proposed ASU reflects the consensus-for-exposure in EITF Issue No. 10-G, "Disclosure of Supplementary Pro Forma Information for Business Combinations." The Amendments in this proposed ASU specify that if a public entity presents comparative financial statements, the entity would disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This ASU would also expand the supplemental pro forma disclosures under Codification Topic 805, Business Combinations, to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. This proposed ASU would be effective prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption would be permitted. The adoption of this ASU did not have a material impact to our financial statements. The new disclosures and clarifications of existing disclosures are effective now, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company's financial statements and related disclosures.

In May 2011, the FASB issued a new accounting standard on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The standard is effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted.
The Company does not expect the adoption of this accounting guidance to have a material impact on its financial statements and related disclosures.

             BioPharma Manufacturing Solutions, Inc.
           (Formerly Beachwood Acquisition Corporation)
                 (A Development Stage Company)
                 Notes to Financial Statements


NOTE 4   COMMON STOCK

On April 20, 2011, the Company issued 20,000,000 common shares to two directors and officers for $2,000 in cash.

On August 31, 2011, the Company redeemed an aggregate of 18,500,000 of the 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,850.

On August 31, 2011, the Company issued 3,000,000 shares of its common stock, par value $0.0001 at a discount of $300 to a new unrelated third party investor resulting in a change of ownership.

On September 9, 2011, the shareholders of the Company approved the increase the number of authorized shares of common stock from 100,000,000 to 150,000,000 with the number of authorized non-designated shares of preferred stock remaining at 20,000,000.

NOTE 5   SUBSEQUENT EVENT

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 14, 2011, the date the financial statements were available to be issued.

On October 11, 2011, the Company authorized to issue 89,450,000 shares of its common stock at a purchase price of $0.0001 per share to unrelated third party investors.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      BioPharma Manufacturing Solutions, Inc ("BioPharma" or the "Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing a registration statement.

     On August 31, 2011 the Company issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 for services provided to the Corporation to Gary Riccio representing 66% of the total outstanding 4,500,000 shares of common stock.

    The following events occurred which resulted in a change of control of the Company and a change in the officers and directors of the Company:

    On August 31, 2011 the Company redeemed an aggregate of 18,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share for an aggregate redemption price of $1,850.

    The then officers and directors of the Company resigned and Gary Riccio was elected as the director of the Company and appointed president and secretary of the Company.

     The Company then issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933 for an aggregate of 4,500,000 shares outstanding.

    The Company intends to provide engineering consulting services to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients manufacturing goals from concept to FDA approval and market realization. The Company anticipates that it will assist in the design of the process used to manufacture a client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment and will validate the process and ready the system for FDA approval.

     The Company may enter into a business combination with an existing company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. The Company has not entered into any agreements or contracts as of the date of this report for any such business combination.

     As of September 30, 2011, the Company has not generated revenues and has no income or cash flows from operations since inception. The continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations, to successfully locate and negotiate with a business entity for the combination of that target company with the Company.

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


ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

       During the past three years, the Company has issued the following common shares:

     On April 20, 2011 the Company issued 20,000,000 shares to two shareholders pursuant to Section 4(2) of the Securities Act of 1933.

    On August 31, 2011 the Company redeemed an aggregate of 18,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share .

    On August 31, 2011, the Company issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 31, 2011, the shareholders of the Company and the Board of Directors unanimously approved the change of the Company's name to BioPharma Manufacturing Solutions Inc. and filed such change with the State of Delaware.


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


				BIOPHARMA MANUFACTURING SOLUTIONS, INC.


                               By:   /s/ Gary Riccio
                                     President and Chief Financial Officer
Dated:   November 14, 2011