Form 10-K
period 2011-12-31
BioPharma Manufacturing Solutions Inc.
filed 2012-03-28
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-K
(Mark One)

[X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 2011


[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from          to

                   Commission file number 000-54423

               BIOPHARMA MANUFACTURING SOLUTIONS, INC.
           (Exact name of registrant as specified in its charter)

            Delaware                           45-1878223
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)

                    1443 Merion Way, #51G
                Seal Beach, California 90740
        (Address of principal executive offices)  (zip code)


Registrant's telephone number, including area code:    (562) 244-9785

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

          Common Stock, $.0001 par value per share
                    (Title of class)


Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
						[  ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

						[  ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

						[ X ] Yes   [   ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation
S-T (Section 232.405 of this chapter) during the preceding 12 months
(or for such shorter period that the registrant was required to submit and post such files).

						[ X ] Yes   [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
						[ X ] Yes   [  ] No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer  [  ]       Accelerated filer         [   ]
Non-accelerated filer    [  ]       Smaller reporting company [ X ]
  (do not check if smaller reporting company)


Indicate by check mark whether the registrant is a shell company
   (as defined in Rule 12b-2 of the Exchange Act).

						[ X ] Yes   [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

							    $ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

       Class                                  Outstanding at
                                              March 15, 2012

Common Stock, par value $0.0001                 93,650,000

Documents incorporated by reference:            None

                               PART I

Item 1.  Business


      BioPharma Manufacturing Solutions Inc. (formerly Beachwood Acquisition Corporation ("BioPharm" or the "Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

   On August 31, 2011 the Company effected a change in its control with the following actions:

    1. The Company redeemed an aggregate of 18,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $.0001 per share for an aggregate redemption price of $1,850.

    2. New officers and directors were appointed and elected and the prior officers and directors resigned.

    3. The Company then issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred and by raising capital through the private sale of its securities pursuant to Regulation D of the Rules and Regulations of the Securities and Exchange Commission.

   The Company intends to provide engineering consulting services to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients manufacturing goals from concept to FDA approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment and will validate the process and ready the system for FDA approval.

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

     As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations and had an accumulated deficit of $3,496.

     The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully begin its operations.

      There is no assurance that the Company will ever be profitable.

Item 2.  Properties

     The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of GMR Engineering, a company owned and operated by the Company's president.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against the Company.


Item 4.  Mine Safety Disclosures

      Not applicable.

                              PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      There is currently no public market for the Company's securities.

     The Company may wish to cause the Company's common stock to trade in one or more United States securities markets once it begins operations and becomes qualified.

     If at some time the Company qualifies, the Company may choose to apply for quotation of its securities on the OTC Bulletin Board.

     The OTC Bulletin Board is a dealer-driven quotation service.
Unlike the Nasdaq Stock Market, companies cannot directly apply to be quoted on the OTC Bulletin Board, only market makers can initiate quotes, and quoted companies do not have to meet any quantitative financial requirements. Any equity security of a reporting company not listed on the Nasdaq Stock Market or on a national securities exchange is eligible.

     On April 20, 2011 the Company issued 20,000,000 shares of its common stock to two shareholders of which 18,500,000 were redeemed on August 31, 2011.

     On August 31, 2011, the Company issued, pursuant to Section 4(2) of the Securities Act of 1933, 3,000,000 shares of its common stock as part of the change of control.

     From August 31, 2011 to December 31, 2011, the Company raised $316,050 from 44 investors, of which nine were accredited, and issued to them 89,150,000 shares of its common stock pursuant to Regulation D of the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company filed a Form D with the Securities and Exchange Commission.

     The Company used certain proceeds from the sale of its shares to pay $41,621 for equipment purchases of GMR Engineering, a company solely owned and operated by the Company's president.

     The Company intends to use the most of the proceeds from the sale of its securities to begin implementing its business plan including marketing and advertising its potential services in the biotech and pharmaceutical industries.


Item 6.  Selected Financial Data.

      There is no selected financial data required to be filed for a smaller reporting company.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, the Company had an accumulated deficit of $3,496.

     From August 31, 2011 to December 31, 2011, the Company raised $316,050 from 44 investors, of which nine were accredited, and issued 89,150,000 shares of its common stock pursuant to Regulation D of the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company filed a Form D with the Securities and Exchange Commission.

     The Company used certain proceeds from the sale of its shares to pay $41,621 for equipment purchases of GMR Engineering, a company solely owned and operated by the Company's president.

    The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and its continuation as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary additional equity financing to begin operations and/or to successfully begin operations with its current financial position.

    The Company may also seek a business combination with an on-going entity which will provide it with operations and a position from which to implement its business plan. The Company has not made any inquiries or investigations of any such combination.

   The Company has no operations nor does it currently engage in any business activities generating revenues.

     The Company utilizes the office space and equipment of GMR
Engineering. The Company anticipates that GMR Engineering will play a crucial role in assisting the Company in providing engineering consulting and manufacturing services.

2011 Year-End Analysis

      The Company has received no income, has had no operations nor expenses, other than Delaware state fees and accounting fees as required for incorporation and for the preparation of the Company's financial statements and for the payment of certain expenses related to the initial beginning of implementing its business plan and for the payment of $41,621 for equipment on behalf of GMR Engineering, a company owned by the Company's president. The Company utilizes the offices of GMR Engineering and utilizes the office equipment purchased.

     As of December 31, 2011, the Company had not generated revenues and had no income or cash flows from operations since inception. At December 31, 2011, the Company had an accumulated deficit of $3,496.

Recent Accounting Pronouncements - Adopted

     In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective now. The adoption of this ASU did not have a material impact on our financial statements.

     In January 2010, FASB issued ASU No. 2010-06   Improving
Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows:
1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2) Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number). This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3. The new disclosures and clarifications of existing disclosures are effective now. The adoption of ASU did not have a material impact on the financial statements.

     In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued. This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments. The adoption of this ASU did not have a material impact on our financial statements.

     In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08,
"Intangibles-Goodwill and Other (Topic 350): Testing Goodwill
Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

Item 8.  Financial Statements and Supplementary Data

     The financial statements for the year ended December 31, 2011 are attached hereto.


Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

Item 9A.   Controls and Procedures

    Pursuant to Rules adopted by the Securities and Exchange Commission.
the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer (who is also the principal financial officer). There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, he believes that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer is directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

     The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's sole officer, its president, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2011, based on those criteria. A control system can provide only reasonably, not absolute, assurance that the objectives of the control system are met and no evaluation of controls can provide absolute assurance that all control issues have been detected.

     Anton & Chia the independent registered public accounting firm for the Company has not issued an attestation report on the effectiveness of the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company's internal controls over financial reporting during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

9B.  Other information

    Not applicable.

                             PART III

Item 10.  Directors, Executive Officers, and Corporate Governance;


     The Directors and Officers of the Company are as follows:

      Name                Positions and Offices Held
     -----------------    -----------

    Gary Riccio		  Director, President, Chief Financial Officer


Management of the Company

     The Company has no full time employees. The officer and director will allocate a limited portion of time to the activities of the Company without compensation.

    Gary Riccio, 57, serves as the sole director and officer of the the Company. Mr. Riccio obtained his Bachelor of Science Degree in Chemical Engineering in 1978 from Northeastern University and was elected to the Engineering Honor Society. From 1978 to 1986, Mr. Riccio was employed by Lever Brothers Division of Unilever as Project Engineer specializing in the Dove and Caress, Snuggle and Wisk product lines and specifically worked on the expansion of those facilities and processes. From 1987 to 1989, Mr. Riccio worked as Project Engineer for Vision Engineering, a software start-up company, on automation systems for companies within the chemical process, food and beverage and pharmaceutical industries.
From 1989 to 1996, Mr. Riccio worked as General Manager of A-1
Refrigeration Company designing, installing and servicing custom large volume ice-making equipment and industrial refrigeration systems.
During this period he was instrumental in increasing the product line from two to seven different models and expanded sales to overseas markets. In 1996, Mr. Riccio founded GMR Engineering, an engineering contracting firm specializing in automated computer systems for the biotech/ pharmaceutical and food/beverage industries. He expanded this business to include process design and engineering, process validation and custom equipment manufacturing.

    His recent significant accomplishments include (i) the 2006 the installation, programming and validation of Millipore Ultrafilitration Skids and Cold Water For Injection Generation, Storage and Distribution for Albumin Processing Department at Baxter BioScience, which received FDA approval in November 2006; (ii) the 2010 control system design, programming, installation and validation of the Nanofiltration System for AHF-M Department; and (iii) the 2010 custom design, fabrication, automation and validation of the Nanofiltration System for Virus Removal currently under review by the FDA for approval to begin manufacturing.


     There are no agreements or understandings for the above-named officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

	Code of Ethics. The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company has one person who serves as the sole director and officer.
The Company has no operations or business and does not receive any revenues or investment capital. The adoption of an Ethical Code at this time would not serve the primary purpose of such a code to provide a manner of conduct as the development, execution and enforcement of such a code would be by the same person and only that person to whom such code applied. Furthermore, because the Company does not have any activities, there are activities or transactions which would be subject to this code. Finally the sole officer and director of the Company is an attorney at law and subject to the ethical code established by the bars in which he is also a member. At the time the Company enters into a business combination or other corporate transaction, the current officer and director will recommend to any new management that such a code be adopted. The Company does not maintain an Internet website on which to post a code of ethics.

     The Board of Directors has not established any committees.

   Corporate Governance. For reasons similar to those described above, the Company does not have a nominating nor audit committee of the board of directors. At this time, the Company consists of one shareholder who serves as the sole corporate director and officer. The Company has no activities, and receives no revenues. At such time that the Company enters into a business combination and/or has additional shareholders and a larger board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee. Because there is only one shareholder of the Company, there is no established process by which shareholders to the Company can nominate members to the Company's board of directors. Similarly, however, at such time as the Company has more shareholders and an expanded board of directors, the new management of the Company may review and implement, as necessary, procedures for shareholder nomination of members to the Company's board of directors.


Item 11.  Executive Compensation

     The Company's officer and director does not receive any compensation for services rendered to the Company. No compensation was paid to the prior officers and directors of the Company. There is no accrual of any compensation pursuant to any agreement with the Company by any officer or director.

     No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

     The Company does not have a compensation committee for the same reasons as described above.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Stockholder Matters

     The following table sets forth, as of December 31, 2011, the period covered by this Report, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                Amount of Beneficial     Percent of
Name Beneficial Owner               Ownership          Outstanding Stock

Gary Riccio
Director, President, Chief	    25,000,000	           26.7%
   Financial Officer


Item 13.  Certain Relationships and Related Transactions and
	  Director Independence

    Gary Riccio, the president of the Company, is the sole owner of GMR Engineering a company which provides office space for the Company and which will serve to assist it in the consulting and manfacturing of engineering processes, particularly targeted to the major biotech and pharmaceutical companies in the life sciences industry.


Item 14.  Principal Accounting Fees and Services.

     The Company has no activities, no income and no expenses except for independent audit and Delaware state fees. The Company's president has donated his time in preparation and filing of all state and federal required taxes and reports.


Audit Fees

        The aggregate fees incurred for each of the last two years for professional services rendered by the independent registered public accounting firm for the audits of the Company's annual financial statements and review of financial statements included in the Company's Form 10-K and Form 10-Q reports and services normally provided in connection with statutory and regulatory filings or engagements were as follows:

                         December 31, 2011
	                 -----------------


                            =======
Audit-Related Fees          $ 750


	The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.



                        PART IV


Item 15.  Exhibits, Financial Statement Schedules

	There are no financial statement schedules nor exhibits filed herewith. The exhibits filed in earlier reports and the Company's Form 10 are incorporated herein by reference.

FINANCIAL STATEMENTS




Report of Independent Registered Public Accounting Firm	            1

Balance Sheet as of December 31, 2011                               2

Statement of Operations for the period from April 20, 2011
 (Inception) to December 31, 2011	                            3

Statement of Changes in Stockholders' Equity for the Period
 from April 20, 2011 (Inception) to December 31, 2011               4

Statement of Cash Flows for the period from April 20, 2011
 (Inception) to December 31, 2011                                   5

Notes to Financial Statements 	                                   6-9

To the Board of Directors
Biopharma Manufacturing Solutions

We have audited the accompanying balance sheet of Biopharma
Manufacturing Solutions (the "Company") as of December 31, 2011, and the related statements of operations, stockholders' equity and cash flows for the period from April 20, 2011 (Inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the period from April 20, 2011 (Inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had no revenues and income since inception. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Anton & Chia LLP

Newport Beach, CA

March 28, 2012

                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET



                        ASSETS


                                                    December 31,
                                                        2011
                                                 -----------------

  Current Assets
    Cash                                         $       270,333
    Prepaid expense                                       86,900
    Due from related party                       $        41,621
                                                 -----------------
            Total assets	                 $       398,854
                                                 =================


             LIABILITIES AND STOCKHOLDERS' EQUITY

  Current Liability

    Accrued Liability                            $           400
                                                 -----------------
  Total Liability                                $           400
                                                 -----------------

  Stockholders' Deficit
    Preferred stock, $0.0001 par value,          $            -
        20,000,000 shares authorized; none
        outstanding
    Common Stock; $0.0001 par value,                       9,365
      150,000,000 shares authorized;
      93,650,000 shares issued and
      outstanding
   Discount on common stock issued to
      shareholder                                           (300)
  Additional paid-in capital                             392,885
  Deficit accumulated during the development
      stage                                               (3,496)
                                                 -----------------
 Total Stockholders' Equity                      $       398,454
                                                 -----------------

         Total liability and stockholders'
           equity                                $       398,854
                                                 =================


 The accompanying notes are an integral part of these financial statements




                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF OPERATIONS

                                                                 For the period from
                                                                 April 20, 2011
                                                                 (Inception) to
                                              The year ended       December 31,
                                             December 31, 2011         2011
                                              --------------       ------------
 Operating expenses                           $       3,496        $    3,496
                                               -------------       ------------

 Net loss                                     $      (3,496)       $   (3,496)
                                               =============       ============


 Loss per share - basic and diluted           $       (0.00)
                                               -------------

 Weighted average shares-basic and diluted        40,902,549
                                               -------------



 The accompanying notes are an integral part of these financial statements

                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





                                                                               Deficit
                                                                               Accumulated
                             Common Stock                         Additional   During the    Total
                          -----------------------   Discount on   Paid-In      Development   Stockholders'
                          Shares        Amount      Common Stock  Capital      Stage         Equity

Balance, April 20,
  2011 (Inception)            -         $     -     $    -        $    -       $   -         $  -

  Shares issued for cash   109,150,000     10,915        -           392,135       -          403,050
  Stock redemption         (18,500,000)    (1,850)       -              -          -           (1,850)
  Common stock to
   management at a
   discount                  3,000,000        300       (300)           -          -             -
  Additional paid-in
   capital                    -               -          -               750        -             750
  Net loss                    -               -          -              -         (3,496)      (3,496)
                          ------------  ---------   ---------      ---------   ----------    ---------
Balance, December 31,
   2011                     93,650,000  $   9,365   $   (300)     $  392,885    $ (3,496)   $ 398,454
                          ============  =========   =========     ==========    =========   ==========


        The accompanying notes are an integral part of these financial statements


                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                          STATEMENT OF CASH FLOWS


                                                  For the period from
                                                    April 20, 2011
                                                     (Inception) to
                                                  December 31, 2011
                                                 ------------------

OPERATING ACTIVITIES

   Net loss                                      $         (3,496)
                                                 ------------------

   Changes in Operating Assets and Liabilities

       Prepaid expense                                    (86,900)

       Due from related parties                           (41,621)

       Accrued liability                                      400
                                                 ------------------
    Cash used in Operating Activities            $       (131,617)
                                                 ------------------
FINANCING ACTIVITIES

   Proceeds from issuance of common stock                 10,915
   Proceeds from stockholders' additional
       paid-in capital                                   392,885
   Redemption of common stock                             (1,850)
                                                 -----------------
   Net cash provided by financing activities             401,950
                                                 ------------------
   Net increase in cash                                  270,333

   Cash, beginning of period                               -
                                                 ------------------
Cash, end of period                             $        270,333
                                                 ==================


 The accompanying notes are an integral part of these financial statements

                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                         Notes to the Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES

NATURE OF OPERATIONS

BioPharma Manufacturing Solutions Inc., formerly Beachwood
Acquisition Corporation ("Beachwood"), was incorporated on April 20,
2011 under the laws of the State of Delaware, and was originally to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On July 8, 2011, Beachwood entered into an agreement with BioPharma Manufacturing Solutions for the change in control of Beachwood. The agreement resulted in a change of control of Beachwood. On August 31, 2011, Beachwood redeemed an aggregate of 18,500,000 of its 20,000,000 shares of outstanding stock owned by previous directors and then new officers and directors were appointed and elected and the prior officers and directors resigned. On August 31, 2011, Beachwood issued 3,000,000 shares of its common stock to its newly elected president. On August 31, 2011, the shareholders of Beachwood and the Board of Directors unanimously approved the change of Beachwood's name to BioPharma Manufacturing Solutions Inc.
("BioPharma" or the "Company").

BioPharma has been in the developmental stage since inception and its operations to date have been limited to issuing shares to its original shareholders and filing this registration statement. The Company intends to provide engineering consulting services to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients manufacturing goals from concept to FDA approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment and will validate the process and ready the system for FDA approval.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                         Notes to the Financial Statements


NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT POLICIES
         (CONTINUED)

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of December 31, 2011 there were no outstanding dilutive securities.

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

     Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

     Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

NOTE 2 - GOING CONCERN

The Company has an accumulated deficit of $3,496 since inception of the Company on April 20, 2011 through December 31, 2011. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

The management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                         Notes to the Financial Statements



NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

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

In September 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-08, "Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment" which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test. Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances. This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted. We have adopted the provisions of this update at the beginning of our fourth quarter. The adoption of this provision did not have a material impact on our financial statements.

                       BIOPHARMA MANUFACTURING SOLUTIONS INC.
                   (formerly BEACHWOOD ACQUISITION CORPORATION)
                           (A DEVELOPMENT STAGE COMPANY)
                         Notes to the Financial Statements



RECENT ACCOUNTING PRONOUNCEMENTS

Not Yet Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement - Topic 820." ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.
The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on our financial statements.

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

On October 11, 2011, the Company issued 89,150,000 shares of its common stock, par value $0.0001 to various investors.

NOTE 5   RELATED PARTY TRANSACTIONS

During the year, the Company remitted payments aggregating $41,621 on behalf of an entity owned by the President, which is under common control. The related entity has agreed to pay back these funds to the Company in 2012.

NOTE 6  SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through March 28, 2012, the date the financial statements were available to be issued.

                   PART IV

Item 15.  Exhibits, Financial Statement Schedules


     (a)     Exhibits

     31   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32   Certification of the Chief Executive Officer and Chief
                    Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         BIOPHARMA MANUFACTURING SOLUTIONS, INC.


                         By:   /s/ Gary Riccio
                                   President (Chief executive officer)
Dated:  March 28, 2012

                          By:   /s/ Gary Riccio
                                    Treasurer (Chief financial officer)

Dated:  March 28, 2012


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                          OFFICE              DATE

/s/ Gary Riccio            Director            March 28, 2012