Form 10-Q
period 2012-03-31
BioPharma Manufacturing Solutions Inc.
filed 2012-05-15
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                   Outstanding at
                                           March 31, 2012

Common Stock, par value $0.0001               94,000,000

Documents incorporated by reference:            None

                      FINANCIAL STATEMENTS


Balance Sheets as of March 31, 2012 (unaudited) and
December 31, 2011						1

Statements of Operations for the Three Months Ended
March 31, 2011 and the period from April 20, 2011
(Inception) to March 31, 2012 (unaudited)			2

Statements of Cash Flows for the Three Months Ended
March 31, 2012 and the period from April 20, 2011
(Inception) to March 31, 2012 (unaudited)			3


Notes to Financial Statements (unaudited)                       4-7

              BIOPHARMA MANUFACTURING SOLUTIONS, INC.
            (formerly BEACHWOOD ACQUISITION CORPORATION)
                  (A DEVELOPMENT STAGE COMPANY)
                         BALANCE SHEETS

                  ASSETS


                                               March 31,	December 31,
                                                  2012		     2011
                                               ----------       -----------
                                              (Unaudited)
 Current assets

     Cash                                      $  296,899         $ 270,333
     Prepaid expense				   51,000	     86,900
     Due from related party			   20,437	     41,621
                                                ---------         ---------
 TOTAL ASSETS                                  $  368,336	  $ 398,854
                                                =========	  =========


                  LIABILITIES AND STOCKHOLDERS' EQUITY


 Current liabilities

    Accrued liability                       	$    -            $    400
                                                ---------         ---------
 Total liabilities                                   -                 400
                                                ---------         ---------


 Stockholders' equity

    Preferred stock, $0.0001 par value,
     20,000,000 shares authorized;
     none outstanding                                  -                -

     Common stock, $0.0001 par value,
      150,000,000 shares authorized;
      94,000,000 and 93,650,000 shares
      issued and outstanding, respectively          9,400             9,365

     Discount on common stock issued
       to the shareholder                            (300)             (300)

     Additional paid-in capital                   399,482           392,885

     Deficit accumulated during the
       development stage	                  (40,246)           (3,496)
                                                 ---------         ---------
          Total stockholders' equity              368,336           398,454
                                                 ---------         ---------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 368,336          $398,854
                                                ========== 	   =========

 The accompanying notes are an integral part of these financial statements.



                  BIOPHARMA MANUFACTURING SOLUTIONS, INC.
                (formerly BEACHWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                               (unaudited)

                                The three        For the period from
                                months ended        April 20, 2011
                                 March 31,         (inception) to
                                   2012            March 31, 2012
                               -------------     -----------------

    Sales			$         -	    $       -

    Cost of sales			  -		    -
                                  ------------      ------------
        Gross profit			  -		    -
                                  ------------      ------------
    Operating expenses                 36,750            40,246
                                  ------------      ------------
    Net loss                    $     (36,750)	    $   (40,246)
                                  ============      ============

    Loss per share -
       basic and diluted        $      (0.00)
                                  ------------

    Weighted average shares -      93,988,462
         basic and diluted      ==============

The accompanying notes are an integral part of these financial statements.

                                  2

                    BIOPHARMA MANUFACTURING SOLUTIONS, INC.
                 (formerly BEACHWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
                               (unaudited)


                                                           For the period from
                                            For the three    April 20, 2011
                                            months ended     (inception) to
                                            March 31, 2012   March 31, 2012
 					    --------------   --------------
OPERATING ACTIVITIES

  Net loss                                    $  (36,750)     $  (40,246)

  Changes in operating assets and liabilites
      Prepaid expense                             35,900	 (51,000)
      Due from related parties                    21,184         (20,437)
      Accrued liability                             (400)              -
                                               ----------      -----------

  Net cash provided by (used in)
      operating activities                        19,934        (111,683)
                                               ----------      -----------

FINANCING ACTIVITIES

 Proceeds from issuance of common stock              350         403,400
 Shareholder contribution	                   6,282	   7,032
 Redemption of common stock                           -           (1,850)
                                               ----------      -----------
 Net cash provided by financing activities         6,632         408,582
                                               ----------      -----------
 Net increase in cash                             26,566         296,899

 Cash, beginning of period                       270,333	      -
                                               ----------      -----------
 Cash, end of period                          $  296,899       $ 296,899
                                               ==========      ===========



 The accompanying notes are an integral part of these financial statements.

                  BIOPHARMA MANUFACTURING SOLUTIONS, INC.
                (formerly BEACHWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                             (unaudited)

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT
	 ACCOUNTING POLICIES

NATURE OF OPERATIONS

BioPharma Manufacturing Solutions Inc. ("BioPharma" or the
"Company"), formerly Beachwood Acquisition Corporation, was incorporated on April 20, 2011 under the laws of the State of Delaware, and was originally incorporated to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In August 2011, there was a change of control of Beachwood Acquisition Corporation, and the Company changed its name to BioPharma Manufacturing Solutions Inc.

BioPharma has been in the developmental stage since inception and its operations to date have been limited to issuing shares to various investors. The Company intends to provide engineering consulting services and custom manufactured process equipment to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients manufacturing goals from concept to FDA approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment, will assist in validation of the process and ready the system for FDA approval.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

                  BIOPHARMA MANUFACTURING SOLUTIONS, INC.
                (formerly BEACHWOOD ACQUISITION CORPORATION)
                       (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. As of March 31, 2012, the Company had a cash balance that was $46,899 in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2011 the Company had a cash balance that was $20,333 in excess of the Federal Deposit Insurance Corporation limit.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of March 31, 2012 and December 31, 2011, there were no outstanding dilutive securities.

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

Management believes it is not practical to estimate the fair value of the due from related party because the transactions cannot be assumed to have been consummated at arm's length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

               BioPharma Manufacturing Solutions, Inc.
             (Formerly Beachwood Acquisition Corporation)
                  (A Development Stage Company)
                  Notes to Financial Statements

NOTE 2 - GOING CONCERN

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $40,246 from inception through March
31, 2012. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and/or obtain additional financing from its stockholders and/or other third parties.

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

Management plans to use their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. These unaudited financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve
Common Fair Value Measurement and Disclosure Requirements in U.S.
GAAP and International Financial Reporting Standards (IFRS) of Fair
Value Measurement   Topic 820."  ASU 2011-04 is intended to provide
a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this provision did not have a material impact on our financial statements.

               BioPharma Manufacturing Solutions, Inc.
             (Formerly Beachwood Acquisition Corporation)
                  (A Development Stage Company)
                  Notes to Financial Statements
                             (unaudited)

NOTE 4   COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of March 31, 2012, there are 94,000,000 shares of common stock issued and outstanding and none of preferred stock.

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

In the three months ended March 31, 2012, the Company issued 350,000 shares of its common stock at $0.001 per share to two investors for the total price of $350.

NOTE 5   RELATED PARTY TRANSACTIONS

During 2011, the Company remitted payments in the amount of $41,621 on behalf of an entity owned by its President, which is under common control. The related entity has agreed to pay back these funds to the Company in 2012 and repaid $21,184 of this amount in March 2012, reducing the total amount due from related party to $20,437.

               BioPharma Manufacturing Solutions, Inc.
             (Formerly Beachwood Acquisition Corporation)
                  (A Development Stage Company)
                  Notes to Financial Statements
                             (unaudited)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

      BioPharma Manufacturing Solutions, Inc ("BioPharma" or the "Company") was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

     The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred on August 31, 2011, and by raising capital through the private sale of its securities pursuant to Regulation D of the Rules and Regulations of the Securities and Exchange Commission.

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

     As of March 31, 2012, the Company has not generated revenues and had no income or cash flows from operations and had an accumulated deficit of $40,246.

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

    From January 1, 2012 to March 31, 2012 the Company issued 350,000 shares of its common stock at $0.001 per share to two investors for the total price of $350.

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

      This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, Management's report was not subject to attestation by the Company's registered public accounting firm.

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

    On August 31, 2011 the Company redeemed an aggregate of 18,500,000 of the then 20,000,000 shares of outstanding stock at a redemption price of $0.0001 per share.

    On August 31, 2011, the Company issued 3,000,000 shares of its common stock pursuant to Section 4(2) of the Securities Act of 1933.

    From August 31, 2011 to December 31, 2011, the Company issued
89,150,000 shares of its common stock, par value $0.0001 to 44 investors for an aggregate of $316,050, pursuant to Regulation D of the Rules and Regulations promulgated by the Securities and Exchange
Commission.  The Company filed a Form D with the Securities and
Exchange Commission.

    From January 1, 2012 to March 31, 2012 the Company issued 350,000 shares of its common stock to two investors for an aggregate price of $350.

     The Company loaned certain proceeds from the sale of its shares to pay $41,621 for equipment purchases of GMR Engineering, a company solely owned and operated by the Company's president.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   There were no matters submitted to a vote of the security holders during the quarter covered by this Report.

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


				BIOPHARMA MANUFACTURING SOLUTIONS, INC.


                               By:   /s/ Gary Riccio
                                     President and Chief Financial Officer
Dated:   May 15, 2012