Form 10-Q
period 2012-06-30
BioPharma Manufacturing Solutions Inc.
filed 2012-08-10
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number 000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1443 Merion Way, #51G

Seal Beach, California 90740

(Address of principal executive offices) (zip code)

562-244-9785

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

☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", "non-accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at August 1, 2012
Common Stock, par value $0.0001	94,000,000 shares

Documents incorporated by reference:                                     None

PART I

ITEM 1.	FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	1

Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, and the Period from April 20, 2011 (inception) to June 30, 2012 (unaudited)	2

Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011, and the Period from April 20, 2011 (inception) to June 30, 2012 (unaudited)	3

Notes to Financial Statements (unaudited)	4-8

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash	$295,496	$270,333
Prepaid expense	51,000	86,900
Due from related party	-	41,621
Total assets	$346,496	$398,854

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$-	$400
Total liabilities	-	400

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares
authorized; 94,000,000 and 93,650,000 shares
issued and outstanding, respectively	9,400	9,365
Discount on common stock issued to the shareholder	(300)	(300)
Additional paid-in capital	399,482	392,885
Deficit accumulated during the development stage	(62,086)	(3,496)
Total stockholders' equity	346,496	398,454
Total liability and stockholders' equity	$346,496	$398,854

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended June 30, 2012	For the three months ended June 30, 2011	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from April 20, 2011 (inception) to June 30, 2012
Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses	21,840	750	58,590	750	62,086

Loss before income tax	(21,840)	(750)	(58,590)	(750)	(62,086)

Income tax	-	-	-	-	-

Net loss	$(21,840)	$(750)	$(58,590)	$(750)	$(62,086)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average shares - basic and diluted	94,000,000	20,000,000	93,994,231	20,000,000

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the six months ended June 30, 2012	For the six months ended June 30, 2011	For the period from April 20, 2011 (inception) to June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,590)	$(750)	$(62,086)
Changes in operating assets and liabilities
Prepaid expense	35,900	-	(51,000)
Accrued liability	(400)	-	-
Net cash used in operating activities	(23,090)	(750)	(113,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	350	2,000	403,400
Due from related parties	41,621	-	-
Stockholder contribution	6,282	750	7,032
Redemption of common stock	-	-	(1,850)
Net cash provided by financing activities	48,253	2,750	408,582

Net increase in cash	25,163	2,000	295,496

Cash, beginning of period	270,333	-	-

Cash, end of period	$295,496	$2,000	$295,496

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

BioPharma Manufacturing Solutions Inc. (“BioPharma” or the “Company”), formerly Beachwood Acquisition Corporation, was incorporated on April 20, 2011 under the laws of the State of Delaware, and was originally incorporated to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. In August 2011, there was a change of control of Beachwood Acquisition Corporation, and the Company changed its name to BioPharma Manufacturing Solutions Inc.

BioPharma has been in the developmental stage since inception and its operations to date have been limited to issuing shares to various investors. The Company intends to provide engineering consulting services and custom manufactured process equipment to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients’ manufacturing goals from concept to FDA approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment, will assist in validation of the process and ready the system for FDA approval.

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 (2011 Form 10-K) as filed with the SEC.

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

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. As of June 30, 2012, the Company had a cash balance that was $45,496 in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2011, the Company had a cash balance that was $20,333 in excess of the Federal Deposit Insurance Corporation limit.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2012 and December 31, 2011, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

•	Level 1: defined as observable inputs such as quoted prices in active markets;

•	Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•	Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

The carrying amounts of financial assets and liabilities, such as cash and accrued liabilities approximate their fair values because of the short maturity of these instruments.

Management believes it is not practical to estimate the fair value of the due from related party because the transactions cannot be assumed to have been consummated at arm’s length, the terms are not deemed to be market terms, there are no quoted values available for these instruments, and an independent valuation would not be practical due to the lack of data regarding similar instruments, if any, and the associated potential costs.

NOTE 2 - GOING CONCERN

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $62,086 from inception through June 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

Adopted

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) of Fair Value Measurement – Topic 820.” ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for annual and interim periods beginning after December 15, 2011. The adoption of this provision did not have a material impact on our financial statements.

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

(unaudited)

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11: Balance Sheet (topic 210): Disclosures about Offsetting Assets and Liabilities, which requires new disclosure requirements mandating that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. This ASU is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Entities should provide the disclosures required retrospectively for all comparative periods presented. We are currently evaluating the impact of adopting ASU 2011-11 on the consolidated financial statements.

In July 2012, the FASB issued Accounting Standards Update (ASU) No. 2012-02—Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment, to simplify the testing for a drop in value of intangible assets such as trademarks, patents, and distribution rights. The amended standard reduces the cost of accounting for indefinite-lived intangible assets, especially in cases where the likelihood of impairment is low. The changes permit businesses and other organizations to first use subjective criteria to determine if an intangible asset has lost value. The amendments to U.S. GAAP will be effective for fiscal years starting after September 15, 2012. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2012-02 on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 4 – COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30 , 2012, there are 94,000,000 shares of common stock issued and outstanding and none of preferred stock.

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

In the six months ended June 30, 2012, the Company issued 350,000 shares of its common stock at $0.001 per share to two investors for the total price of $350.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 2011, the Company remitted payments in the amount of $41,621 on behalf of an entity owned by its President, which is under common control. The related entity has repaid the Company in 2012, reducing the total amount due from related party to zero.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BioPharma Manufacturing Solutions, Inc. ("BioPharma" or the "Company") is a development stage company and has sustained operating losses since its inception. It has an accumulated deficit of $62,086 as of June 30, 2012. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception. The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through the date of this report.

The Company is in the process of effecting a business combination in the form of an asset exchange with a component of GMR Engineering, a company solely owned and controlled by the President of the Company. Such asset exchange has not been effected at the time of this report, but the Company anticipates that it will be consummated in the near future and will provide a basis for the development of operations for the Company. The component assets being contemplated for purchase will provide consulting and design and engineering services to major biotech and pharmaceutical manufacturers in the life sciences industry.

Background

The Company (formerly Beachwood Acquisition Corporation) was incorporated on April 20, 2011 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

The Company has been in the developmental stage since inception and its operations to date have been limited to filing a registration statement and issuing shares of its common stock to the original shareholders and to the subsequent shareholders to whom control of the Company was transferred.

The Company registered its common stock on a Form 10 registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-Q and annual reports Form 10-K.

The Company has sustained operating losses since inception. At June 30, 2012, the Company had a total accumulated deficit of $62,086.

The Company's independent auditors have issued a report raising substantial doubt about the Company's ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination with a target company.

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

It is anticipated that any securities issued in a business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. The issuance of additional securities and their potential sale into any trading market which may develop in the Company's securities may depress the market value of the Company's securities in the future if such a market develops, of which there is no assurance.

During 2011, the company remitted payments in the amount of $41,621 on behalf of an entity owned by its President, which is under common control. The related entity had agreed to pay back these funds to the company in 2012 and has repaid the total amount of $41,621 as of May 2012, satisfying the total amount due from a related third party.

Revenues

The Company has received no income, has had no operations nor expenses, other than Delaware state fees and legal and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Results of Operations

As of June 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception and had accumulated a deficit of $62,086. The Company has no operations nor does it currently engage in any business activities generating revenues.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

Recent Accounting Policies

The recent material accounting policies that may be the most critical to understanding of the financial results and conditions are discussed in Note 2 of the unaudited financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Information not required to be filed by Smaller Reporting Companies.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has identified material weaknesses in its internal control over financial reporting related to the following matters:

A lack of sufficient segregation of duties. Specifically, this material weakness is such that the design over these areas relies primarily on defective controls and could be strengthened by adding preventative controls to properly safeguard company assets.

A lack of sufficient personnel in the accounting function due to the Company's limited resources with appropriate skills, training and experience to perform certain tasks as it relates to financial reporting.

The Company's plan to remediate those material weaknesses remaining is as follows:

Improve the effectiveness of the accounting group by continuing to augment existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions. The Company plans to mitigate the segregation of duties issues by hiring additional personnel in the accounting department once it generates significantly more revenue, or raises significant additional working capital.

Improve segregation procedures by strengthening cross approval of various functions including quarterly internal audit procedures where appropriate.

Changes in Internal Control Over Financial Reporting

Notwithstanding the change in control there was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

ITEM 1.  LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All shares of common stock issued by the Company have been issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving any public offering.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer \pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

By: /s/ Gary Riccio
President and Principal executive officer
Principal financial officer

Dated: August 10, 2012

