Form 10-Q
period 2012-09-30
BioPharma Manufacturing Solutions Inc.
filed 2012-11-19
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

☒ Yes ☐ No

Class	Outstanding at November 13, 2012
Common Stock, par value $0.0001	93,000,000 shares

Documents incorporated by reference:              None

PART I

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	1

Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, and the Period from April 20, 2011 (inception) to September 30, 2012 (unaudited)	2

Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011, and the Period from April 20, 2011 (inception) to September 30, 2012 (unaudited)	3

Notes to Financial Statements (unaudited)	4-8

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash	$277,562	$270,333
Prepaid expense	-	86,900
Due from related party	-	41,621
Total assets	$277,562	$398,854

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$-	$400
Total liabilities	-	400

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 93,500,000 and 93,650,000 shares issued and outstanding, respectively	9,350	9,365
Discount on common stock issued to the shareholder	(300)	(300)
Additional paid-in capital	394,532	392,885
Deficit accumulated during the development stage	(126,020)	(3,496)
Total stockholders' equity	277,562	398,454
Total liability and stockholders' equity	$277,562	$398,854

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended September 30, 2012	Three months ended September 30, 2011	Nine months ended September 30, 2012	For the period from April 20, 2011 (inception) to September 30, 2011	For the period from April 20, 2011 (inception) to September 30, 2012

Revenues	$-	$-	$-	$-	$-
Cost of revenues	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses	63,934	294	122,524	1,044	126,020

Loss before income tax	(63,934)	(294)	(122,524)	(1,044)	(126,020)

Income tax	-	-	-	-	-

Net loss	$(63,934)	$(294)	$(122,524)	$(1,044)	$(126,020)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	93,750,000	14,945,652	93,912,226	20,000,000

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine months ended September 30, 2012	For the period from April 20, 2011 (inception) to September 30, 2011	For the period from April 20, 2011 (inception) to September 30, 2012
OPERATING ACTIVITIES
Net loss	$(122,524)	$(1,044)	$(126,020)
Changes in operating assets and liabilities
Prepaid expense	86,900	-	-
Due from related party	41,621		-
Accrued liability	(400)	294	-
Net cash provided by (used in) operating activities	5,597	(750)	(126,020)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	350	2,000	403,400
Shareholder contribution	6,282	750	7,032
Redemption of common stock	(5,000)	(1,850)	(6,850)
Net cash provided by financing activities	1,632	900	403,582

Net increase in cash	7,229	150	277,562

Cash, beginning of period	270,333	-	-

Cash, end of period	$277,562	$150	$277,562

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

On October 11, 2012, BioPharma and GMR Engineering, Inc., executed an agreement where GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services, a component of GMR Engineering Inc., in exchange for 1,000,000 shares of the voting common stock of BioPharma.

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

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. As of September 30, 2012, the Company had a cash balance that was $27,562 in excess of the Federal Deposit Insurance Corporation limit. As of December 31, 2011, the Company had a cash balance that was $20,333 in excess of the Federal Deposit Insurance Corporation limit.

INCOME TAXES

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, there were no deferred taxes.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2012 and December 31, 2011, there were no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $126,020 from inception through September 30, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

NOTE 4 – PREPAID EXPENSES

In July 2011, the Company entered into an engagement agreement with Tiber Creek Corporation, a Delaware corporation (“Tiber Creek”), whereby Tiber Creek would provide assistance in, among other things, effecting transactions for the Company to become a public reporting company, transferring control of a reporting company, entering into a business combination agreement with an operating company, causing the preparation and filing of forms (including a registration statement, with the Securities and Exchange Commission), and assisting in maintaining relationships with broker-dealers and market-makers.

Tiber Creek also received cash fees of $85,000 from the Company for its services which was recorded initially as prepaid expenses till the performance of the agreed upon services, these fees were expensed and charged to operation during 2012.

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

NOTE 6 – COMMON STOCK

The Company is authorized to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2012, there are 93,500,000 shares of common stock issued and outstanding and none of preferred stock.

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

In the nine months ended September 30, 2012, the Company issued 350,000 shares of its common stock at $0.001 per share to two investors for the total price of $350.

In August 2012, the Company redeemed 500,000 shares of common stock owned by a shareholder for aggregate consideration paid of $5,000.

NOTE 7 – SUBSEQUENT EVENTS

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued, and identified the following required disclosure:

On October 11, 2012, BioPharma and GMR Engineering, Inc., executed an agreement where GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services in exchange for 1,000,000 shares of the voting common stock of BioPharma.

During the period from October 1, 2012 through November 13, 2012, the Company redeemed 1.5 million of its common stock for a cash payment of $15,000 and also an additional 1.0 million shares were issued to two shareholders for a cash consideration of $10,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BioPharma Manufacturing Solutions, Inc. ("BioPharma" or the "Company") is a development stage company and has sustained operating losses since its inception. It has an accumulated deficit of $126,020 as of September 30, 2012. The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has not established a revenue source since inception. The only source of cash has been capital invested by shareholders and the Company has had no sales nor received revenues since inception through the date of this report.

On October 11, 2012, the Company acquired BioPharmaceutical Process Engineering and Consulting Services (“BPECS”), a component of GMR Engineering Inc. (“GMR”), in a stock-for-assets transaction (the “Acquisition”). BPECS consists of the components of GMR which comprise its consulting, design and engineering services, but does not include GMR’s manufacturing components or equipment. GMR was incorporated in the State of California in June 1996 to engage in professional practice in automated process control and instrumentation systems in the pharmaceutical industry. Prior to the Acquisition, Biopharma had no ongoing business or operations and was established for the purpose of completing a business combination with a target company, such as BPECS. As a result of the Acquisition, the Company acquired the operations and business of BPECS. While the Company has taken over the business and operations of BPECS, GMR remains a separate entity with its own independent business and operations. The purpose of the Acquisition was to facilitate and prepare BPECS, as part of the Company, for a registration statement and/or public offering of securities.

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

The Company has sustained operating losses since inception. At September 30, 2012, the Company had a total accumulated deficit of $126,020.

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

Revenues

As of September 30, 2012, the Company had not generated revenues and had no income or cash flows from operations since inception. has had no operations nor expense, other than Delaware state fees and legal and accounting fees as required for incorporation and for the preparation of the Company's financial statements.

Results of Operations

Through September 30, 2012 and since inception in April 2011, the Company has incurred approximately $130,000 in organizational and other going public related costs. Legal costs approximated $90,000 including fees paid to a consulting firm to assist the Company in identifying a publicly traded shell and accounting fees related to the audit and review of the registration statement approximated $35,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of September 30, 2012, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

From January 1, 2012 to September 30, 2012 the Company issued 350,000 shares of its common stock to two investors for an aggregate price of $350.

In August 2012, the Company redeemed 500,000 shares of common stock owned by a shareholder for aggregate consideration paid of $5,000.

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

ITEM 6. EXHIBITS

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

By: /s/ Gary Riccio
President and Principal executive officer
Principal financial officer

Dated: November 19, 2012

