Form 10-K
period 2012-12-31
BioPharma Manufacturing Solutions Inc.
filed 2013-05-21
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1443 Merion Way, #51G

Seal Beach, California 90740

(Address of principal executive offices) (zip code)

Registrant's telephone number, including area code: 562-244-9785

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes   ☒ No

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

☒ Yes   ☐ No

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

☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 1, 2013

Common Stock, par value $0.0001	94,300,000 shares

Documents incorporated by reference:        None

PART I

ITEM 1.	BUSINESS

BioPharma Manufacturing Solutions, Inc.(the "Company") was incorporated in Delaware in April, 2011.

On October 11, 2012, the Company acquired BioPharmaceutical Process Engineering and Consulting Services ("BPECS"), a component of GMR Engineering Inc. (“GMR”), in a stock-for-assets transaction (the “Acquisition”). BPECS consists of the components of GMR which comprise its consulting, design and engineering services, but does not include GMR’s manufacturing components or equipment. GMR was incorporated in the State of California in June 1996 to engage in professional practice in automated process control and instrumentation systems in the pharmaceutical industry. Prior to the Acquisition, the Company had no ongoing business or operations and was established for the purpose of completing a business combination with a target company, such as BPECS. As a result of the Acquisition, the Company acquired the operations and business of BPECS. While the Company has taken over the business and operations of BPECS, GMR remains a separate entity with its own independent business and operations. The purpose of the Acquisition was to facilitate and prepare BPECS, as part of the Company, for a registration statement and/or public offering of securities.

On October 18, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 72,000,000 shares of its common stock held by the owners thereof offered at $.08 per share. At the time of this report, the registration statement has not become effective and no sales can be made pursuant to the registration statement until it becomes effective.

The Company provides technology transfer and scale-up, project management, process design, value engineering, process automation and process validation consulting services to biotechnology and pharmaceutical manufacturers in the life sciences industry. The Company assists its clients in all phases of biopharmaceutical project life cycle from concept, risk assessment and design through installation, validation and Food and Drug Administration approval.

With the acquisition of the BPECS portion of GMR, the Company has acquired its history and track record in delivering turnkey manufacturing processes. The Company will provide a client with legacy and after-market life cycle support services for FDA-approved biopharmaceutical processes and facilities. The Company will also provide technical assistance in helping clients resolve CAPA, FDA 483 and Warning Letter issues related to the manufacturing of their products.

To date, BPECS only has one significant customer relationship, and as such, the Company’s business is dependent on its existing customer relationship. The Company is in the process of building additional customer relationships and seeking out new customers.

As an example of the service provided by the Company, the Company will assist a client with the technical transfer and scale-up of the process used to manufacture a development stage or FDA approved medicine. Once the process design and risk assessment is complete, the Company will then design and/or procure the requisite manufacturing equipment needed to produce the medicine. Upon completion and receipt of equipment, the Company will manage installation of procured equipment and the critical utilities required to support such equipment. After installation, the Company will then assist a client in the qualification and validation of the installed equipment, critical utilities and automation/electronic reporting systems. Subsequently, the Company will provide technical support for the conformance runs and process validation of the completed biopharmaceutical process and facility leading up to FDA submission. Finally, the Company will also provide follow-up technical services to help a client address any relevant FDA post-submission questions.

In addition to growing its existing engineering and consulting services business, future plans for the Company include using its existing technology transfer and scale-up, process engineering, process automation, process validation and manufacturing expertise to obtain a growing share of the capital engineering and consulting services market and to use this expertise to develop its own line of manufacturing equipment to service the needs of its clients and the industry at large.

The Company plans to develop the equipment manufacturing segment of its business by designing and manufacturing, for both clinical and commercial uses, a line of engineered process equipment specifically targeting the process equipment needs of clinical, CMOs and commercial biotechnology and pharmaceutical manufacturers.

The Company 's future plans also include building its own “ready to use” modular clinical scale contract manufacturing facility which both the private industry and academic research community can employ to shorten the Investigational New Drug (IND) application time frame, provide a more cost-effective and repeatable process for getting these drugs into, and through, clinical trials and to provide increased commercial opportunities for pharmaceutical companies by improving the chance of success for development-drug projects.

The Acquisition of BPECS

On October 11, 2012, the Company acquired BioPharmaceutical Process Engineering and Consulting Services ("BPECS"), a component of GMR Engineering Inc., in a stock-for-assets transaction. BPECS consists of the components of GMR which comprise its consulting, design and engineering services, but does not include GMR’s manufacturing components or equipment. GMR was incorporated in the State of California in June 1996 to engage in professional practice in automated process control and instrumentation systems in the pharmaceutical industry.

The Acquisition was effected by the Company through the issuance to Gary Riccio (the sole shareholder of GMR) of 1,000,000 shares of common stock of the Company in exchange for certain assets of GMR. The assets acquired in the Acquisition consisted of the business of BPECS, which was comprised primarily engineering expertise, software applications and engineering documentation that GMR had developed in working with its clients.

The assets acquired by the Company from GMR as part of BPECS consisted of the following:

Physical assets:

o Computer and information technology equipment/hardware

o Engineering-related and other software electronic files

o Mechanical and electrical design drawings and print-outs

Software:

o Programmable Logic Controller Programming Software and License

o SCADA/HMI Programming Software

o Control System and Process Equipment Software Application Code

o Electronic Batch Reporting System Software Application Code

o Electronic copies of all Source Code and Software Design Templates for

Biopharmaceutical Process Systems

Engineering Process/Procedures:

o Process Design and Instrumentation AutoCAD Drawings

o Bills of Materials for Engineering Projects completed

o Computer System Validation Protocols and Test Attachment Templates

o Engineering Resource and Subcontractor List

Sales and Marketing Assets:

o GMR Client List and Personal Introduction to GMR Client Contacts

While the Company has taken over the business and operations of BPECS, GMR remains a separate entity with its own independent business and operations. In the Acquisition, the Company acquired such listed assets; however, no contracts were transferred or assigned from GMR as part of the transaction. The Company has received its own service contracts; the assets acquired as part of the Acquisition will allow the Company to complete these contracts.

The Company does not need or require any approval from government authorities or agencies in order to operate the regular BPECS business and operations. In addition, any proposed expansion to the Company’s business, including in building its own equipment or conducting additional engineering work, is not expected to require government approvals.

The Company’s business is not impacted from governmental regulations, other than ordinary and customary regulations applicable to most business (such as business licenses, contractor’s licenses, etc.) At present, there are no governmental regulations that are expected to have any significant ongoing impact of an adverse nature on the business and operations of the Company. Specifically, the Company does not incur costs of a material amount in complying with any applicable environmental laws and regulations. However, the Company believes that it is possible that, in the future, regulations of the U.S. Food and Drug Administration (FDA) are the most likely to potentially have an adverse effect on the business of the Company.

The Market and Competition

Based upon publically available information (including the IMAP Pharmaceutical Research Report), the Company expects that the global pharmaceutical market will grow. In the long run, the global pharmaceutical market is expected to grow at a compound annual growth rate of 5-8% per year through 2014. There are many challenges facing the industry that will impact the future growth of the pharmaceutical industry: mergers and acquisitions, patent expiration, growth of generics, drug spending, growing regulatory pressures from the FDA growth of the emerging markets and low productivity of R&D activities leading to decreasing products in the drug development pipeline.

The Company believes, based on management’s estimates and understanding of industry data and information, even with a slowing economy and less growth in the overall pharmaceutical industry, the there has been less impact on the overall spending for capital projects and development initiatives in this sector. The Company expects continued robust growth for the major areas in capital spending that support new drug development projects, including grassroots construction, production, packaging and line expansions/additions, research and development facilities and process upgrades, and construction and building of specialized plants.

A pharmaceutical industry analyst at Visiongain, has recently echoed this outlook, nothing that “[t]he global pharmaceutical contract manufacturing industry will benefit from a continued move to strategic outsourcing by the pharmaceutical industry,” and “[t]hat industry will look more to long-term relationships with a few selected contract manufacturing organizations (CMOs) as the decade goes on. Becoming a full-service CMO or specializing in a niche area will best allow contract manufacturers to take advantage of these strategic partnerships.” The Company hopes to capitalize on BPECS’ extensive history of successfully providing innovative solutions to existing biotechnology and pharmaceutical clients. The Company plans to address the niche opportunity with specialized facilities and equipment, organization and personnel, and its testing and operations capabilities required to support all phases of clinical drug development.

Many of the competitors are large engineering firms, whose size gives them a distinct advantage for larger projects ($10 million and above) but operates as a disadvantage for smaller projects where it is difficult for them to compete with the smaller engineering firms on a cost basis. Moreover, although these large firms are key players in the design and project management phases of a biopharmaceutical project, they are a relatively smaller factor in commissioning and start-up of the equipment and processes as well as the equipment qualification and process validation phases of the project. On smaller projects, the latter phases often carry the highest risk, thus providing these services is often the most profitable.

Large firms do not generally manufacture their own process equipment but rather recommend or specify equipment vendors that they are often familiar with and with whom they have had success in past projects. However, biopharmaceutical processes often require specialty equipment that may not exist on the market in the form that the client would prefer. As a smaller firm, the Company thus has an opportunity to fill this need by building custom designed process equipment that meets the particular needs of the client.

Subsidiaries

The Company does not have any subsidiaries.

Employees

The Company presently has one employee, Gary Riccio, who also serves as its sole officer. At present, Mr. Riccio receives a salary but will not receive any additional form of compensation until, and if, the Company raises or procures adequate capital (through operations, private financings, a primary public offering or otherwise) to pay any such additional form of compensation. There has been no accrual of any compensation.

GMR is an entity which is controlled by Gary Riccio (the sole officer and director of the Company).

The Company does not expect that GMR would compete with the Company, as the divestiture of BPECS by GMR represents the cessation by GMR of that business line segment. The purpose of the Acquisition was to transition the customers and the services business of GMR (via BPECS) to the Company. Moreover, GMR and the Company are under common control, in that GMR is wholly owned and fully controlled by the Company’s largest shareholder, sole director and Chief Executive Officer, Gary Riccio.

While GMR is currently assisting the Company in facilitating relationships for BPECS business from existing GMR clients, the Company expects that this process of transitioning customer relationships from GMR to BPECS will be completed within the next 12 to 18 months; after such time, Mr. Riccio intends to dissolve GMR and focus his efforts principally in developing and managing the business and operations of the Company. Moreover, the Company has greater financial and intellectual resources available to it than does GMR and is better positioned than is GMR to expand the engineering and consulting services currently offered by BPECS. As such, the Company believes that the likelihood of a conflict of interest between GMR and the Company regarding customers and their business is low.

Reports to Security Holders

The Company is a reporting company pursuant to the Securities Exchange Act of 1934 and files with the Securities and Exchange Commission quarterly, annual, periodic and other reports. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests. The Company's documents filed with the Securities and Exchange Commission may be inspected at the Commission's principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements and information regarding registrants that file electronically with the Commission. All of the Company’s filings may be located under the CIK number 0001522216.

ITEM 2.	PROPERTIES

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of GMR, a company owned and operated by the Company’s sole officer and director, Mr. Riccio. Mr. Riccio is not presently charging the Company any rent or other lease costs associated with the rented space. There is no written agreement between Mr. Riccio and the Company regarding the lease, and the parties may terminate the lease arrangement at any time. The Company is in the process of locating rental space for its operations.

ITEM 3.	LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On October 18, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 72,000,000 shares of its common stock held by the owners thereof offered at $.08 per share. At the time of this report, the registration statement has not become effective and no sales can be made pursuant to the registration statement until it becomes effective.

Prior to this offering, there has been no public market for the Company’s common stock. No assurances can be given that a public market will develop following completion of this offering or that, if a market does develop, it will be sustained. The offering price for the Shares has been arbitrarily determined by the Company and does not necessarily bear any direct relationship to the assets, operations, book or other established criteria of value of the Company. The Shares will become tradable on the effective date of the registration statement of which this prospectus is a part.

The Company is authorized to issue 150,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of December 31, 2012, there were 94,150,000 shares of common stock issued and outstanding and none of preferred stock.

Recent Sales of Unregistered Securities

The Company has issued the following securities in the last three (3) years. All such securities were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering, as noted below.

On April 20, 2011, the Company issued 20,000,000 common shares to its then two directors and officers for $2,000. On August 31, 2011, the Company redeemed an aggregate of 18,500,000 of the 20,000,000 shares outstanding at a redemption price of $0.0001 per share for an aggregate redemption price of $1,850.

On August 31, 2011, the Company issued 3,000,000 shares of its common stock for $300 to an unrelated third party investor.

On September 9, 2011, the shareholders of the Company approved the increase the number of authorized shares of common stock from 100,000,000 to 150,000,000 with the number of authorized non-designated shares of preferred stock remaining at 20,000,000.

From August 31, 2011 through January 31, 2013, the Company issued 89,300,000 shares of its common stock, par value $0.0001, to various investors.

In August 2012, the Company redeemed 500,000 shares of common stock owned by a shareholder for aggregate consideration of $5,000

In the nine months ended September 30, 2012, the Company issued 350,000 shares of its common stock to two investors for $350.

On October 11, 2012, as part of the Acquisition, the Company issued for 1,000,000 shares of its common stock to GMR.

From October 1, 2012 through December, 2012, the Company redeemed 1,500,000 shares of its common stock for $15,000 and issued 1,500,000 shares of its common stock to three shareholders for $15,000.

ITEM 6.	SELECTED FINANCIAL DATA

There is no selected financial data required to be filed for a smaller reporting company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in the State of Delaware in April 2011 and acquired BioPharmaceutical Process Engineering and Consulting Services, a component of GMR Engineering Inc., in October 2012. References to the financial condition and performance of the Company below in this section “Management’s Discussions and Analysis of

Financial Condition and Results of Operation” are to financial statements of the Company.

Revenues

The Company has revenues of $14,318 as of the year ended December 31, 2012 and a net loss of ($144,839). As a result of the acquisition of BPECS the Company started recognizing revenue from its principal operations and is no longer classified as a development stage company.

Total operating expenses for the year ended December 31, 2012 were $159,157.

The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

The Year Ended December 31, 2012 compared to the Year Ended December 31, 2011:

The comparison of the year ended December 31, 2012 with the year ended December 31, 2011 is not reflective as the Company did not effect its change in control of the Company until August, 2011 and did not effect its acquisition until 2012.

Potential Revenue

The Company is expected to earn revenues from service contracts.

Pricing

The Company prices services for clients using customary billing arrangements, which are set by standard industry payment terms, such as initial deposits, progress billing and Net 30 and Net 60 day terms.

Equipment Financing

The Company has no existing equipment financing arrangements. In the near term, the Company does not anticipate entering into equipment financing arrangements, as the Company intends to self-fund most purchases with its capital reserves or with reinvestment of profits from revenues. However, from time to time (when it is in the interests of the Company to do so), the Company will establish standard commercial financing terms with its suppliers (e.g. Net 30 days) and/or purchase equipment through standard commercial leasing practices.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully earn revenues and profits from operations and/or raise monies as needed to expand through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to survive and implement any part of its business plan or strategy will be severely jeopardized.

Capital Resources

At December 31, 2012, the Company held $266,650 in cash and cash equivalents. The Company has no method of generating cash other than by profits of operations and sale of its securities and capital contributions of its shareholders.

The Company’s proposed expansion activities will necessitate additional uses of capital. While BPECS is profitable from operations, the Company would need to raise additional financing in order to expand operations. As of December 31, 2012, the Company had approximately $266,650 of cash and cash equivalents available.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash and cash equivalents on hand, the Company will be unable to implement any of its proposed business plan expansion and any additional proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Critical Accounting Policies

Use of Estimates

In preparation of the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expense, and accrued liabilities. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Recent Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any; adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for BioPharma Manufacturing Solutions , Inc. for the years ended December 31, 2012 and December 31, 2011 are included herewith.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission. the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the fiscal year under the supervision and with the participation of the Company's principal executive officer and principal financial and accounting officer. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation. Based upon that evaluation, they believe that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. Both officers are directly involved in the day-to-day operations of the Company.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's president and its principal financial and accounting officer conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treaedway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2012, based on those criteria.

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

Anton & Chia the independent registered public accounting firm, has not issued an attestation report on the effectiveness of the internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Directors and Officers of the Company are as follows:

Name	Age	Position	Year Commenced

Gary Riccio	58	President and Director	2011

Gary Riccio serves as the sole director and officer of the Company. Mr. Riccio obtained his Bachelor of Science Degree in Chemical Engineering in 1978 from Northeastern University and was elected to the Engineering Honor Society. From 1978 to 1986, Mr. Riccio was employed by Lever Brothers Division of Unilever as Project Engineer specializing in the Dove and Caress, Snuggle and Wisk product lines and specifically worked on the expansion of those facilities and processes. From 1987 to 1989, Mr. Riccio worked as Project Engineer for Vision Engineering, a software start-up company, on automation systems for companies within the chemical process, food and beverage and pharmaceutical industries. From 1989 to 1996, Mr. Riccio worked as General Manager of A-1 Refrigeration Company designing, installing and servicing custom large volume ice-making equipment and industrial refrigeration systems. During this period he was instrumental in increasing the product line from two to seven different models and expanded sales to overseas markets. In 1996, Mr. Riccio founded GMR Engineering, an engineering contracting firm specializing in automated computer systems for the biotech/pharmaceutical and food/beverage industries. He expanded this business to include process design and engineering, process validation and custom equipment manufacturing. His recent significant accomplishments include (i) the 2006 installation, programming and validation of Millipore Ultrafilitration Skids and Cold Water For Injection Generation, Storage and Distribution for Albumin Processing Department at Baxter BioScience, which receive FDA approval in November 2006; (ii) the 2010 custom design, fabrication, automation and validation of the Nanofiltration System for Virus Removal currently approved for manufacturing use by the FDA; and (iii) 2012 design, fabrication, automation and validation of the Clean In-Place System for the AHFM Department.

Director Independence

Pursuant to Rule 4200 of The NASDAQ Stock Market one of the definitions of an independent director is a person other than an executive officer or employee of a company. The Company's board of directors has reviewed the materiality of any relationship that each of the directors has with the Company, either directly or indirectly. Based on this review, the board has determined that there are no independent directors.

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors. The board of directors consists of one director. At such time that the Company has a larger , board of directors and commences activities, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Conflicts of Interest

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of the Company could result in liability of management to the Company. However, any attempt by shareholders to enforce a liability of management to the Company would most likely be prohibitively expensive and time consuming.

Code of Ethics

The Company has not at this time adopted a Code of Ethics pursuant to rules described in Regulation S-K. The Company intends to adopt a Code of Ethics to provide a manner of conduct.

ITEM 11.	EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

				Aggregate				All	Annual
		Annual	Annual	Accrued		Stock	Comp-	Other	Compen-
		Earned	Payments	Salary Since		and	-ensation	Comp	sation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Gary Riccio	2012	$24,000	0	0	0	0	0	0	24,000
President	2011	48,000	0	0	0	0	0	0	48,000

Mr. Riccio has received shares of common stock in the Company in connection with the change of control of the Company in 2011 and the Acquisition. Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to him as such shares do not represent compensation.

There are no current plans to pay or distribute any cash or non-cash bonus compensation to officers of the Company, until such time as the Company is continuously profitable, experiences significant positive cash flow or obtains additional financing. However, the Board of Directors may allocate salaries and benefits to officers in the future at its sole discretion.

The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors; however, the Company plans to implement certain such benefits after sufficient funds are realized or raised by the Company.

Employment Agreements

The Company has not entered into employment agreements with Mr. Riccio.

Anticipated Officer and Director Remuneration

The Company intends to pay annual salaries to its officers. The Company will pay an annual stipend to its directors when, and if, it completes a primary public offering for the sale of securities and/or the Company maintains continued profitability, experiences significant positive cash flow and/or obtains additional funding. At such time, the Company anticipates offering various additional cash and non-cash compensation to officers and directors. In addition, although not presently offered, the Company anticipates that its officers and directors will be provided at a later time with a group health, vision and dental insurance program at subsidizes rates, or at the sole expense of the Company, as may be determined on a case-by-case basis by the Company in its sole discretion. In addition, the Company plans to offer 401(k) matching funds as a retirement benefit, paid vacation days and paid holidays.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

		Number of Shares
Name	Position	Common Stock	Percent of Class

Gary Riccio	President and Director	26,000,000	28%
Rimmal & Amina Afzal	5% shareholder	8,500,000	9%
4175 Williwaw Drive
Irvine, CA 92620

John Fields	5% shareholder	8,000,000	8%
26545 Camino de Vista
San Juan Capistrano, CA 92675

Jane Kinnick	5% shareholder	10,000,000	11%
1509 N. Mountain Grove Road
Alma, AR 72921

Norman Lieberman	5% shareholder	10,000,000	11%
55 Prairie Falcom
Aliso Viejo, CA 92656

Derel Whiston	5% shareholder	9,000,000	10%
5 Glen Echo
Dove Canyon, CA 92679

Total owned by Officers And Directors (1 person)		26,000,000	28%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On October 11, 2012, the Company acquired BioPharmaceutical Process Engineering and Consulting Services ("BPECS"), a component of GMR Engineering Inc., in a stock-for-assets transaction. BPECS consists of the components of GMR which comprise its consulting, design and engineering services, but does not include GMR’s manufacturing components or equipment. GMR was incorporated in the State of California in June 1996 to engage in professional practice in automated process control and instrumentation systems in the pharmaceutical industry. Gary Riccio, the sole officer and director of the Company, is the sole shareholder of GMR. The Acquisition was effected through the issuance to Mr. Riccio of 1,000,000 shares of common stock of the Company in exchange for certain assets of GMR.

The Company is currently leasing its corporate office space from a office space owned by Mr. Riccio. Mr. Riccio does not currently charge the Company any rent or other lease costs associated with the rented space. There is no written agreement between Mr. Riccio and the Company regarding the lease, and the parties may terminate such arrangement at any time.

From time to time, the Company advances amounts to stockholders, as well as receives payments from stockholders in the form of cash and/or out-of-pocket expenditures for the benefit of the Company, which are business in nature. During 2011, the Company remitted payments aggregating $41,621 on behalf of GMR (an entity owned by Mr. Riccio and which is under common control with BPECS and the Company). The related entity repaid these funds to the Company in 2012. The Company had acquired equipment pursuant to an understanding that it had with GMR, but the parties subsequently decided to cancel this transaction and as a result, GMR reimbursed the Company for the cost of such equipment. No other payments are currently anticipated to be made by the Company on behalf of GMR.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

December 31, 2012	December 31, 2011

35,000	6,000

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2011 and 2012

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-

approval policies and procedures.

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

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

	By:	/s/ Gary Riccio
President
Dated: May 20, 2013

	By:	/s/ Gary Riccio
Principal financial officer

Dated: May 20, 2013

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Gary Riccio	Director	May 20, 2013

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BioPharma Manufacturing Solutions Inc.

We have audited the accompanying balance sheets of BioPharma Manufacturing Solutions, Inc. (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $148,335 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

May 17 , 2013

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS

Current assets
Cash	$266,650	$270,333
Prepaid expense	1,500	86,900
Due from related party	-	41,621
Total assets	$268,150	$398,854

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$350	$400
Total liabilities	350	400

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,500,000 and 93,650,000 shares issued and outstanding, respectively	9,450	9,365
Discount on common stock issued to the shareholder	(400)	(300)
Additional paid-in capital	407,085	392,885
Accumulated deficit	(148,335)	(3,496)
Total stockholders' equity	267,800	398,454
Total liability and stockholders' equity	$268,150	$398,854

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2012	For the year ended December 31, 2011

Revenues	$14,318	$-
Cost of revenues	-	-
Gross profit	14,318	-

Operating expenses	159,157	3,496

Loss before income tax	(144,839)	(3,496)

Income tax	-	-

Net loss	$(144,839)	$(3,496)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,031,747	40,902,549

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2012	For the year ended December 31, 2011
OPERATING ACTIVITIES
Net loss	$(144,839)	$(3,496)
Changes in operating assets and liabilities
Prepaid expense	85,400	(86,900)
Due from related party	41,621	(41,621)
Accrued liability	(50)	400
Net cash used in operating activities	(17,868)	(131,617)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,350	403,050
Shareholder contribution	18,835	750
Redemption of common stock	(20,000)	(1,850)
Net cash provided by financing activities	14,185	401,950

Net (decrease) increase in cash	(3,683)	270,333

Cash, beginning of year	270,333	-

Cash, end of year	$266,650	$270,333

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

				Additional		Total
	Common Stock		Discount on	paid-in	Accumulated	Stockholders'
	Shares	Amount	Common Stock	Capital	Deficit	Equity
Balance, April 20, 2011(inception)	-	$-	$-	$-	$-	$-
Shares issued for cash	109,150,000	10,915	-	392,135	-	403,050
Stock redemption	(18,500,000)	(1,850)	-	-	-	(1,850)
Common stock to management at a discount	3,000,000	300	(300)	-	-	-
Shareholder contribution	-	-	-	750	-	750
Net loss	-	-	-	-	(3,496)	(3,496)
Balance, December 31, 2011	93,650,000	$9,365	$(300)	$392,885	$(3,496)	$398,454

Shares issued for cash	1,850,000	185	-	15,165	-	15,350
Stock redemption	(2,000,000)	(200)	-	(19,800)	-	(20,000)
Shares issued for acquisition of BPECS	1,000,000	100	(100)	-	-	-
Shareholder contributions	-	-	-	18,835	-	18,835
Net loss	-	-	-	-	(144,839)	(144,839)
Balance, December 31, 2012	94,500,000	$9,450	$(400)	$407,085	$(148,335)	$267,800

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

1. OVERVIEW

Organization

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

BioPharma had been in the developmental stage since inception and its operations to date have been limited to issuing shares to various investors. The Company intends to provide engineering consulting services and custom manufactured process equipment to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients’ manufacturing goals from concept to FDA approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment, will assist in validation of the process and ready the system for FDA approval.

On October 11, 2012, BioPharma and GMR Engineering, Inc., executed an agreement where GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services (“BPECS”), a component of GMR Engineering Inc., in exchange for 1,000,000 shares of the voting common stock of BioPharma. As a result of this acquisition, the Company started recognizing revenue from its principal operations and is therefore no longer classified as a development stage enterprise.

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $148,335 from inception through December 31, 2012. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

The accompanying notes are an integral part of these financial statements.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

Management used their personal funds to pay all expenses incurred by the Company in 2012. There is no assurance that the Company will ever be profitable. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates

In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expense, and accrued liability. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2012 and 2011.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

The accompanying notes are an integral part of these financial statements.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition”.  In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2012 and 2011, there were no deferred taxes.

Share Based Compensation

The Company applies ASC 718, Shares-Based Compensation to account for its service providers’ share-based payments.  Common stock of the Company was given to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using historical pricing.  The Company has elected to recognize compensation expense based on the criteria that the stock awards vest immediately on the issuance date.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent period if actual forfeitures differ from initial estimates.  There were no forfeitures of share based compensation.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share is the same.   As of December 31, 2012 and 2011, there were no outstanding dilutive securities.

 The accompanying notes are an integral part of these financial statements.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2012	Year ended December 31, 2011
Loss available for common shareholder	$(144,839)	$(3,496)
Basic and fully diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	94,031,747	40,902,549

Net loss per share is based upon the weighted average shares of common stock outstanding.

Recent Accounting Pronouncements

Adopted

Effective January 2012, the Company adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

Effective January 2012, the Company adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

The accompanying notes are an integral part of these financial statements.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

Not Adopted

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any; adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be crossreferenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any, the adoption of ASU 2013-02 will have on its financial statements.

3. PREPAID EXPENSE

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

4. RELATED PARTY TRANSACTIONS

During 2011, the Company remitted payments in the amount of $41,621 on behalf of an entity owned by its President, which is under common control. The related entity has repaid the Company in 2012, reducing the total amount due from related party to zero.

On October 11, 2012, the Company consummated the acquisition of BioPharmaceutical Process Engineering and Consulting Services (“BPECS”), a component of GMR Engineering Inc. (“GMR”), in a stock-for-assets transaction (the “Acquisition”). The Acquisition was effected by the Company through the issuance of 1,000,000 shares of the Company’s common stock to the sole shareholder of GMR who also serves as the President and director of the Company. BPECS consists of the components of GMR which comprise its consulting, design and engineering services. The purpose of the Acquisition was to transition the customers and the services business of GMR (via BPECS) to the Company. No physical assets were transferred as part of the Acquisition. The total net carrying value of the intangible assets acquired was nil. Accordingly the Company has recorded the 1,000,000 shares of common stock issued at par value with the corresponding offset to common stock discount.

The accompanying notes are an integral part of these financial statements.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

During the year ended December 31, 2012, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $18,835 and have been recorded to Additional paid-in capital as a shareholder contribution.

5. COMMON STOCK

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

On October 11, 2011, the Company issued 89,150,000 shares of its common stock, par value $0.0001 to various investors for $401,050.

On January 2, 2012 the Company issued 1,850,000 shares of its common stock at $0.001 per share to five investors for the total price of $15,350.

On January 2, 2012 the Company redeemed 2,000,000 shares of common stock owned by 2 shareholders for aggregate consideration paid of $20,000.

On October 11, 2012, the Company issued 1,000,000 shares of common stock to its President in connection with the acquisition of BPECS.

The accompanying notes are an integral part of these financial statements.

