Form 10-Q
period 2013-03-31
BioPharma Manufacturing Solutions Inc.
filed 2013-06-27
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes                        ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at April 1, 2013
Common Stock, par value $0.0001	94,300,000 shares

Documents incorporated by reference:	None

PART I

ITEM 1. FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012	2

Statements of Operations for the three months ended March 31, 2013 and 2012 (Unaudited)	3

Statements of Cash Flows for the three months ended March 31, 2013 and 2012 (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-9

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

BALANCE SHEETS

	March 31, 2013 (Unaudited)	December 31, 2012

ASSETS

Current assets
Cash	$236,208	$266,650
Prepaid expense	1,125	1,500
Total assets	$237,333	$268,150

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$350	$350
Total liabilities	350	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,300,000 and 94,500,000 shares issued and outstanding, respectively	9,430	9,450
Discount on common stock issued to the shareholder	(400)	(400)
Additional paid-in capital	420,447	407,085
Accumulated deficit	(192,495)	(148,335)
Total stockholders' equity	236,983	267,800
Total liability and stockholders' equity	$237,333	$268,150

See Notes to the Financial Statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses	44,160	36,750

Loss before income tax	(44,160)	(36,750)

Income tax	-	-

Net loss	$(44,160)	$(36,750)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,402,222	93,988,462

See Notes to the Financial Statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
OPERATING ACTIVITIES
Net loss	$(44,160)	$(36,750)
Changes in operating assets and liabilities
Prepaid expense	375	35,900
Due from related party	-	21,184
Accrued liability	-	(400)
Net cash provided by (used in) operating activities	(43,785)	19,934

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	350
Shareholder contribution	13,542	6,282
Redemption of common stock	(200)	-
Net cash provided by financing activities	13,342	6,632

Net (decrease) increase in cash	(30,443)	26,566

Cash, beginning of period	266,650	270,333

Cash, end of period	$236,208	$296,899

See Notes to the Financial Statements

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

(Unaudited)

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

The Company provides engineering consulting services and custom manufactured process equipment to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients’ manufacturing goals from concept to FDA approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment, will assist in validation of the process and ready the system for FDA approval.

On October 11, 2012, BioPharma and GMR Engineering, Inc., executed an agreement where GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services (“BPECS”), a component of GMR Engineering Inc., to the Company in exchange for 1,000,000 shares of the voting common stock of BioPharma.

BioPharma had been in the developmental stage since inception and its operations limited to issuing shares to various investors until October 11, 2012. Subsequent to the acquisition, during the fourth quarter of 2012, the Company started recognizing revenue from its engineering and consulting services and is therefore no longer classified as a development stage enterprise. The Company is currently working on recently acquired service contracts.

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) as filed with the SEC.

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $192,495 from inception through March 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

(Unaudited)

These financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

Management used their personal funds to pay all expenses incurred by the Company in 2013 and 2012. There is no assurance that the Company will ever be profitable. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, prepaid expense and accrued liability. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2013 and December 31, 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition.”   Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2013 and December 31, 2012, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

(Unaudited)

Share Based Compensation

The Company applies ASC 718, Share-Based Compensation to account for its service providers’ share-based payments.  Common stock of the Company was issued to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

In accordance with ASC 718, the Company determines whether a share payment should be classified and accounted for as a liability award or equity award.  All grants of share-based payments to service providers classified as equity awards are recognized in the financial statements based on their grant date fair values which are calculated using historical pricing.  The Company has elected to recognize compensation expense based on the criteria that the stock awards vest immediately on the issuance date.  ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in a subsequent period if actual forfeitures differ from initial estimates.  There were no forfeitures of share based compensation.

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same.   As of March 31, 2013 and 2012, there were no outstanding dilutive securities.

The following table represents the computation of basic and diluted losses per share:

	Three months ended March 31, 2013	Three months ended March 31, 2012
Net loss available for common shareholder	$(44,160)	$(36,750)
Basic and fully diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	94,402,222	93,988,462

Net loss per share is based upon the weighted average shares of common stock outstanding.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

(Unaudited)

Recent Accounting Pronouncements

Adopted

Effective January 2013, we adopted FASB ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of the financial statements to understand the effect of those arrangements on a company’s financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The adoption of this update did not have a material impact on the financial statements.

Effective January 2013, we adopted FASB ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The adoption of this update did not have a material impact on the financial statements.

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendments in this standard are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard are effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

3. RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2013, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $13,542 and have been recorded to Additional paid-in capital as a shareholder contribution.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

(Unaudited)

5. COMMON STOCK

On February 15, 2013, the Company redeemed 200,000 shares of common stock owned by 2 shareholders for aggregate consideration paid of $200.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BioPharma Manufacturing Solutions, Inc. (formerly Beachwood Acquisition Corporation) (the "Company") was incorporated in the State of Delaware in April 2011.

The Company provides engineering consulting services and custom manufactured process equipment to major biotech and pharmaceutical companies in the life sciences industry. The Company takes its clients’ manufacturing goals from concept to FDA approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment, will assist in validation of the process and ready the system for FDA approval.

On October 11, 2012, BioPharma and GMR Engineering, Inc., executed an agreement whereby GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services (“BPECS”), a component of GMR Engineering Inc., to the Company in exchange for 1,000,000 shares of the Company's common stock. Subsequent to this acquisition, the Company started recognizing revenue from engineering and consulting services and is therefore no longer classified as a development stage enterprise.

On October 18, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 72,000,000 shares of common stock of BioPharma Manufacturing Solutions, Inc. at $.08 per share offered by the holders thereof

BioPharma Manufacturing Solutions, Inc. has sustained operating losses since its inception. It has an accumulated deficit of $192,495 from inception through March 31, 2013.

On February 15, 2013 the Company redeemed 200,000 shares of common stock owned by two shareholders for aggregate consideration paid of $200.

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $192,495 from inception to March 31, 2013. The Company acquired BPECS on October 11, 2012 and did not generate revenue to meet its obligation requirements as of March 31, 2013. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Revenues

The Company has revenues of $14,318 as of the year ended December 31, 2012 and a net loss of ($144,839) and no revenues for the three month period ended March 31, 2013 and a net loss of ($44,160). As a result of the acquisition of BPECS the Company started recognizing revenue from its principal operations and is no longer classified as a development stage company. The Company anticipates that it will earn additional revenues from service contracts in 2013. The Company has recently acquired two service contracts with a Fortune 100 pharmaceutical company.

Discussion of Period ended March 31, 2013

The Company generated no revenues during the three month period ended March 31, 2013.

During the three month period ended March 31, 2013. the Company posted operating expenses of $44,160 and showed a net loss of ($44,160).

For the period from April 20, 2011 (inception) through March 31, 2013, the Company had an accumulated deficit of ($192,495).

If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

During the three months period ended March 31, 2013, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $13,542 and have been recorded to Additional paid-in capital as a shareholder contribution.

Pricing

The Company will price services for clients using customary billing arrangements, which are set by standard industry payment terms, such as initial deposits, progress billing and Net 30 and Net 60 day terms.

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

Capital Resources

On March 31, 2013. the Company held $236,208 in cash. The Company has no continuous methods of generating cash other than by virtue of any profits from operations.

The Company’s proposed expansion activities will necessitate additional uses of capital. While the Company has generated revenue and is currently delivering on newly acquired contracts, the Company would need to raise additional financing in order to expand operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("Exchange Act"), the Company's management, under the supervision and with the participation of the Chief Operating Officer, who is also the executive principal officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q.

Based upon that evaluation, the Chief Operating Officer and Chief Financial Officer concluded that, as of March 31, 2013, the disclosure controls and procedures were not effective. Disclosure controls and procedures means controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

From August 31, 2011 to January 31, 2013, the Company issued 89,300,000 shares of its common stock, par value $0.0001 to various investors pursuant to Regulation D of the Rules and Regulations promulgated by the Securities and Exchange Commission. The Company filed a Form D with the Securities and Exchange Commission.

From January 1, 2012 to March 31, 2012 the Company issued 350,000 shares of its common stock to two investors for an aggregate price of $350.

In August 2012, the Company redeemed 500,000 shares of common stock owned by a shareholder for aggregate consideration of $5,000

October, 2012, the Company issued 1,000,000 shares of common stock to Gary Riccio in a stock for assets transaction.

From October 1, 2012 through December, 2012, the Company redeemed 1,500,000 shares of its common stock for $15,000 and issued 1,500,000 shares of its common stock to three shareholders for $15,000.

On February 15, 2013 the Company redeemed 200,000 shares of common stock owned by 2 shareholders for aggregate consideration paid of $200.

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

Dated: June 27, 2013

