Form 10-Q
period 2013-06-30
BioPharma Manufacturing Solutions Inc.
filed 2013-09-20
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☒ Yes              ☐ No

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at September 1, 2013
Common Stock, par value $0.0001	94,300,000 shares

Documents incorporated by reference:                               None

PART I

ITEM 1. FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Statements of Operations for the six months ended June 30, 2013 and 2012 (Unaudited)	3

Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 (Unaudited)	4

Note to Condensed Financial Statements	5-8

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets
Cash	$199,756	$266,650
Prepaid expense	750	1,500
Inventory	19,614	-
Total assets	$220,120	$268,150

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$350	$350
Total liabilities	350	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,300,000 and 94,500,000 shares issued and outstanding, respectively	9,430	9,450
Discount on common stock issued to the shareholder	(400)	(400)
Additional paid-in capital	434,067	407,085
Accumulated deficit	(223,327)	(148,335)
Total stockholders' equity	219,770	267,800
Total liability and stockholders' equity	$220,120	$268,150

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended June 30, 2013	For the three months ended June 30, 2012	For the six months ended June 30, 2013	For the six months ended June 30, 2012

Revenues	$-	$-	$-	$-
Cost of revenues	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	30,832	21,840	74,992	58,590

Loss before income tax	(30,832)	(21,840)	(74,992)	(58,590)

Income tax	-	-	-	-

Net loss	$(30,832)	$(21,840)	$(74,992)	$(58,590)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,000,000	94,350,829	93,994,231

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
OPERATING ACTIVITIES
Net loss	$(74,992)	$(58,590)
Changes in operating assets and liabilities
Prepaid expense	750	35,900
Inventory	(19,614)	-
Due from related party	-	41,621
Accrued liability	-	(400)
Net cash provided by (used in) operating activities	(93,856)	18,531

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	350
Shareholder contribution	26,982	6,282
Redemption of common stock	(20)	-
Net cash provided by financing activities	26,962	6,632

Net (decrease) increase in cash	(66,894)	25,163

Cash, beginning of period	266,650	270,333

Cash, end of period	$199,756	$295,496

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Condensed Financial Statements

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

Basis of Presentation

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) as filed with the SEC.

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $223,327 from inception through June 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These condensed financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

Management used their personal funds to pay all expenses incurred by the Company in 2013 and 2012. There is no assurance that the Company will ever be profitable. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2013 and December 31, 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Inventory

Inventory is stated at the lower of cost or market. Inventory consists primarily of purchased equipment which will be sold to clients as part of engineering consulting services.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition.”   Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2013 and December 31, 2012, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

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

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

(Unaudited)

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

Loss per Common Share

Basic loss per common share excludes dilutive securities and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Since the Company has only incurred losses, basic and diluted loss per share are the same.   As of June 30, 2013 and 2012, there were no outstanding dilutive securities.

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

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

(Unaudited)

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

3. RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2013, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $27,161 and have been recorded to additional paid-in capital as a shareholder contribution.

4. COMMON STOCK

On February 15, 2013, the Company redeemed 200,000 shares of common stock owned by 2 shareholders for aggregate consideration paid of $200.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BioPharma Manufacturing Solutions, Inc. (formerly Beachwood Acquisition Corporation) (the "Company") was incorporated in the State of Delaware in April 2011.

The Company was a developmental stage since inception until October 11, 2012, at which time BioPharma and GMR Engineering, Inc., executed an agreement whereby GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services (“BPECS”), a component of GMR Engineering Inc., to the Company in exchange for 1,000,000 shares of the Company's common stock. As a result of this acquisition, the Company started recognizing revenue from its principal operations and is therefore no longer classified as a development stage enterprise.

On October 18, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 72,000,000 shares of common stock of BioPharma Manufacturing Solutions, Inc. at $.08 per share offered by the holders thereof. That registration statement is not yet effective and no sales have been made pursuant to it.

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

BioPharma Manufacturing Solutions, Inc. has sustained operating losses since its inception. It has an accumulated deficit of ($223,327) from inception through June 30, 2013.

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $223,327 from inception to June 30, 2013. The Company acquired BPECS on October 11, 2012 and did not generate revenue to meet its obligation requirements as of March 31, 2013. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows form operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Revenues

The Company had no revenues for the six months ended June 30, 2013 and a net loss of ($74,992). The Company had revenues of $14,318 for the year ended December 31, 2012 and a net loss of ($144,839).

Discussion of Period ended June 30, 2013

The Company generated no revenues during the three month period ended June 30, 2013.

During the three month period ended June 30, 2013, the Company reduced operating expenses to ($30,832) from ($44,160) for the three month period ended March 31, 2013 with a corresponding reduction in the net loss of ($30,832) for the three month period ended June 30, 2013 compared to the net loss of ($44,160) for the three month period ended March 31, 2013 but reflecting an increase in operating expenses of ($21,840) for the three month period ended June 30, 2012.

For the period from April 20, 2011 (inception) through June 30, 2013, the Company had an accumulated deficit of ($223,327).

If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Potential Revenue

The Company anticipates that it will earn revenues from service contracts. The Company has recently acquired three (3) service contracts with a Fortune 100 pharmaceutical company.

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

Capital Resources

On June 30, 2013. the Company reduced its cash holdings to $199,756 from its cash of $236,208 at March 31, 2013. The Company has no continuous methods of generating cash other than by virtue of any profits from operations.

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

Development Stage and Capital Resources

The Company’s proposed expansion activities will necessitate additional uses of capital and the Company may need to raise additional financing in order to expand operations.

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

Dated: September 20, 2013

