Form 10-Q
period 2013-09-30
BioPharma Manufacturing Solutions Inc.
filed 2013-11-19
CIK 1522216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number:000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1443 Merion Way, #51G

Seal Beach, California 90740

(Address of principal executive offices)

(562) 244-9785

(Registrant’s telephone number)

____________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

☐ Large accelerated filer Accelerated filer	☐ Non-accelerated filer
☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of November 12, 2013.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

SEPTEMBER 30, 2013

Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	3

Condensed Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	4

Note to Condensed Financial Statements	5-8

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Current assets
Cash	$221,411	$266,650
Prepaid expense	375	1,500
Current assets	221,786	268,150

Equipment	3,748	-

Total assets	$225,534	$268,150

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$350	$350
Total liability	350	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,300,000 and 94,500,000 shares issued and outstanding, respectively	9,430	9,450
Discount on common stock issued to the shareholder	(400)	(400)
Additional paid-in capital	447,396	407,085
Accumulated deficit	(231,242)	(148,335)
Total stockholders' equity	225,184	267,800
Total liability and stockholders' equity	$225,534	$268,150

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2013	For the three months ended September 30, 2012	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012

Revenues	$53,549	$-	$53,549	$-
Cost of revenues	33,365	-	33,365	-
Gross profit	20,184	-	20,184	-

Operating expenses	28,099	63,934	103,091	122,524

Loss before income tax	(7,915)	(63,934)	(82,907)	(122,524)

Income tax	-	-	-	-

Net Loss	$(7,915)	$(63,934)	$(82,907)	$(122,524)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	93,750,000	94,333,700	93,912,226

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30, 2013	For the nine months ended September 30, 2012
OPERATING ACTIVITIES
Net loss	$(82,907)	$(122,524)
Changes in operating assets and liabilities
Prepaid expense	1,125	86,900
Due from related party	-	41,621
Accrued liability	-	(400)
Net cash provided by (used in) operating activities	(81,782)	5,597

INVESTING ACTIVITIES
Purchase of equipment	(3,748)	-

Net cash provided by (used in) investing activities	(3,748)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	350
Shareholder contribution	40,311	6,282
Redemption of common stock	(20)	(5,000)
Net cash provided by financing activities	40,291	1,632
Net (decrease) increase in cash	(45,239)	7,229
Cash, beginning of period	266,650	270,333
Cash, end of period	$221,411	$277,562

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

The Company provides engineering consulting services to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients’ manufacturing goals from concept to Food and Drug Administration (“FDA”) approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment, will assist in validation of the process and ready the system for FDA approval.

The Company also provides technology transfer and scale-up, project management, process design, value engineering, process automation and process validation consulting services to biotechnology and pharmaceutical manufacturers in the life sciences industry. The Company assists its clients in all phases of biopharmaceutical project lifecycle from concept, risk assessment and design through installation, validation and FDA approval.

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K) as filed with the SEC.

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $231,242 from inception through September 30, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

Management used their personal funds to pay certain overhead expenses incurred by the Company in 2013 and 2012. There is no assurance that the Company will ever be profitable. These condensed interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Use of Estimates

In preparing these condensed interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  We use the following three levels of inputs in determining the fair value of our assets and liabilities, focusing on the most observable inputs when available:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
•	Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
•	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment.  In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed is determined based on the lowest level input that is significant to the fair value measurement. The Company’s financial instruments include cash, prepaid expense and accrued liability. The estimated fair value of these instruments approximates its carrying amount due to the short maturity of these instruments.

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2013 and December 31, 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. On September 24, 2013, the Company purchased $3,748 of equipment and depreciation expense amounted to $0 in the nine month periods ended September 30, 2013 and 2012.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition.”   Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Costs of Goods Sold

Cost of goods sold includes cost of equipments purchased for resell to the customers when providing engineering consulting services.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2013 and December 31, 2012, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

Share Based Compensation

The Company applies ASC 718, “Share-Based Compensation” to account for its service providers’ share-based payments.  Common stock of the Company was issued to service providers to retain their assistance in becoming a U.S. public company, assistance with public company regulations, investors’ communications and public relations with broker-dealers, market makers and other professional services.

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

Net Loss per Common Share

The Company computes net loss per share in accordance with ASC 260, "Earnings per Share". ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Recent Accounting Pronouncements

Not Adopted

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

3. RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2013, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $40,491 and have been recorded to Additional paid-in capital as a shareholder contribution.

4. COMMON STOCK

On February 15, 2013, the Company redeemed 200,000 shares of common stock owned by 2 shareholders for aggregate consideration paid of $200.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this report on Form 10-Q, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the Securities and Exchange Commission.

Company Overview

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

The Company provides engineering consulting services to major biotech and pharmaceutical companies in the life sciences industry. The Company intends to take its clients’ manufacturing goals from concept to Food and Drug Administration (“FDA”) approval and market realization. The Company will assist in the design of the process used to manufacture the client's product, typically pharmaceuticals, will procure and install the requisite manufacturing equipment, will assist in validation of the process and ready the system for FDA approval.

The Company also provides technology transfer and scale-up, project management, process design, value engineering, process automation and process validation consulting services to biotechnology and pharmaceutical manufacturers in the life sciences industry. The Company assists its clients in all phases of biopharmaceutical project lifecycle from concept, risk assessment and design through installation, validation and FDA approval.

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of ($231,242) from inception to September 30, 2013. The Company acquired BPECS on October 11, 2012 and did not generate sufficient revenue to meet its obligation requirements. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

We generated $53,549 in revenues for the three and nine month period through September 30, 2013, as compared with no revenues for the three and nine month period through September 30, 2012.

Our operating expenses during the three and nine months ended September 30, 2013 were $28,099 and $103,091, respectively, as compared with $63,934 and $122,524, respectively, for the same period ended 2012. For all periods mentioned, our operating expenses consisted mainly of professional fees.

We recorded a net loss of ($7,915) and ($82,907), respectively, for the three and nine months ended September 30, 2013 as compared with a net loss of ($63,934) and ($122,524), respectively for the same periods ended 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had total current assets of $221,786. We had total current liabilities of $350 as of September 30, 2013.

Operating activities used $81,782 in cash for the nine months ended September 30, 2013, as compared to providing $5,597 in cash for the nine months ended September 30, 2012. Our net loss of ($82,907) for the nine months ended September 30, 2013 primarily accounted for our negative operating cash flow. Financing activities during the nine months ended September 30, 2013 generated $40,291 in cash during the period resulting primarily from a shareholder contribution.

As of September 30, 2013 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off Balance Sheet Arrangements

As of September 30, 2013, there were no off balance sheet arrangements.

Going Concern

We have negative working capital and have not yet received significant revenues. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on generating cash from operations or through the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of September 30, 2013, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

The “Risk Factors” contained in our Current Report on Form 8-K/A filed with the SEC on November 13, 2013 are hereby incorporated by reference herein. Readers are encouraged to read the Form 8-K/A including those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioPharma Manufacturing Solutions, Inc.

Date:	November 19, 2013

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer

