Form 10-Q/A
period 2013-03-31
BioPharma Manufacturing Solutions Inc.
filed 2014-02-07
CIK 1522216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of April 1, 2013.

EXPLANATORY NOTE

BioPharma Manufacturing Solutions, Inc. (the registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on June 27, 2013, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The cover page of this Form 10-Q/A correctly states that the registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

PART II. OTHER INFORMATION

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

BioPharma Manufacturing Solutions, Inc.

Date:		February 6, 2014

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer