Form 10-Q/A
period 2013-06-30
BioPharma Manufacturing Solutions Inc.
filed 2014-02-07
CIK 1522216

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of September 1, 2013.

EXPLANATORY NOTE

BioPharma Manufacturing Solutions, Inc. (the registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on September 20, 2013, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). The cover page of this Form 10-Q/A correctly states that the registrant is not a shell company (as defined in Rule 12b-2 of the Exchange Act).

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