Form 10-K
period 2013-12-31
BioPharma Manufacturing Solutions Inc.
filed 2014-03-31
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 :

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8001 Irvine Center Dr., Suite 400

Irvine, California 92618

(Address of principal executive offices)

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

☐ Yes  ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 25, 2014

Common Stock, par value $0.0001	94,300,000 shares

Documents incorporated by reference: None

PART I

ITEM 1. BUSINESS

History

BioPharma Manufacturing Solutions, Inc, (the “Company”) provides a broad spectrum of specialized services to the biotechnology and pharmaceutical industries. The Company was incorporated in the State of Delaware in April 2011, and was formerly known as Beachwood Acquisition Corporation.

In August 2011, the Company implemented a change of control by issuing shares to new shareholders, redeeming shares of existing shareholders, electing new officers and directors and accepting the resignations of its then existing officers and directors. At that time, the shareholders of the Company and its board of directors also unanimously approved the change of the Company’s name from Beachwood Acquisition Corporation to BioPharma Manufacturing Solutions, Inc.

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

The Acquisition was effected by the Company through the issuance to Gary Riccio (the sole shareholder of GMR) of 1,000,000 shares of common stock of the Company in exchange for certain assets of GMR. The assets acquired in the Acquisition consisted of the business of BPECS, which was comprised primarily of services contracts that GMR held with its clients. These contracts were assigned by GMR as part of the Acquisition and transferred as part of BPECS to the Company. As a result of the Acquisition, the Company acquired the operations and business of BPECS.

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

The Company’s address is 8001 Irvine Center Dr., Suite 400, Irvine, California 92618. The Company’s main phone number is (562) 244-9785.

Summary

The Company provides technology transfer and scale-up, project management, process design, value engineering, process automation and process validation consulting services to biotechnology and pharmaceutical manufacturers in the life sciences industry. The Company assists its clients in all phases of biopharmaceutical project lifecycle from concept, risk assessment and design through installation, validation and Food and Drug Administration (“FDA”) approval.

In a typical situation, the Company would assist its clients with technical transfer and scale-up of the process used to manufacture a development stage or FDA approved medicine. Once the process design and risk assessment is complete, the Company would then design and/or procure the requisite manufacturing equipment needed to produce the medicine. Upon completion and receipt of equipment, the Company would manage installation of procured equipment and the critical utilities required to support this equipment. After installation, the Company would then assist its clients in the qualification and validation of the installed equipment, critical utilities and automation/electronic reporting systems. Subsequently, the Company would provide technical support for the conformance runs and process validation of the completed biopharmaceutical process and facility leading up to FDA submission. Finally, the Company also provides follow-up technical services to help its clients address any relevant FDA post-submission questions.

The Company (having acquired the BPECS portion of GMR) has a 16-year successful business track record in delivering turnkey, fast-track, on-time, on-budget quality manufacturing processes. The Company is a valuable long-term partner with its clients in being able to provide legacy and after-market lifecycle support services for FDA-approved biopharmaceutical processes and facilities. The Company also provides technical assistance in helping its clients resolve CAPA, FDA 483 and Warning Letter issues related to the manufacturing of their products. For example, the Company provides reliable, secure and efficient automated manufacturing processes and data collection/retrieval systems designed to reduce the risk of non-compliance, and in addition, the Company provides the analytical expertise to help its clients determine root causes of compliance failure, and then correct and prevent any future non-compliance issues that might arise in the lifecycle of a typical biopharmaceutical process and facility.

In addition to growing its existing engineering and consulting services business, future plans for the Company plans include developing in-house manufacturing capabilities and growing its own line of biopharmaceutical process equipment and automation systems targeted for both clinical and commercial scale markets.

Additional future plans for the Company include leveraging its technology transfer, scale-up and process engineering expertise to contract or build its own modular clinical scale manufacturing facility. The Company’s intent is to cultivate its relationships with industry and academic research communities and provide technical transfer, scale-up and contract manufacturing services ranging from clinical scale manufacturing of development-stage medicines to contract manufacturing of generic medicines. The potential scope of medicines that may benefit from the Company’s services broadly range from development-stage stem-cell cancer treatments or other cutting-edge, niche clinical medicines to biotechnology and pharmaceutical drugs

The Company believes that providing a “ready to use” clinical scale manufacturing facility can shorten the Investigational New Drug (IND) application time frame, provide a more cost-effective and repeatable process for getting these drugs into, and through, clinical trials and provide increased commercial opportunities for pharmaceutical companies by improving the chance of success for development-stage drug projects.

The Industry: Development Services

The Company believes that the research and development (R&D) process required to bring a drug successfully to market remains a challenging and expensive process, which requires a unique combination of scientific excellence with a thorough understanding of the business environment. Accordingly, there is a high attrition rate that exists to convert an early stage life science innovation to an FDA-approved pharmaceutical and biotechnology product. Many companies that are engaged in this process are simply unable to progress beyond their receipt of initial funding and basic efforts to develop their products.

Due to the dynamics of the drug development sector, the Company believes that biotechnology and pharmaceutical companies, both large and small, are actively looking for new ways to conduct business. Any solution that will accelerate success in this difficult environment should hold appeal, and in particular, better abilities to discover, develop and deliver new drugs. In addition, companies want to find avenues to manufacture these drugs more cost-effectively and to sell and market them more successfully once developed. The Company believes that a novel and integrated solution – a “virtual company” offers many benefits. Such a virtual company would allow the company to retain key intellectual expertise while outsourcing or partnering with specialized pharmaceuticals firms that can provide complimentary drug research, development and manufacturing expertise.

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

The Market

Based upon publically available information (including the IMAP Pharmaceutical Research Report), the Company expects that the global pharmaceutical market would grow by 8.3% and reach approximately $875 billion as of year-end 2010. In the long run, the global pharmaceutical market is expected to grow at a compound annual growth rate of 5-8% per year through 2014. There are many challenges facing the industry that will impact the future growth of the pharmaceutical industry: mergers and acquisitions, patent expiration, growth of generics, drug spending, growing regulatory pressures from the FDA growth of the emerging markets and low productivity of R&D activities leading to decreasing products in the drug development pipeline.

The Company believes, based on management’s estimates and understanding of industry data and information, that the pharmaceutical and biotechnology industry is estimated to have over 795 active development projects in the North American market valued at about $26 billion, of which approximately $14 billion in activity per year actually occurs. Even with a slowing economy and less growth in the overall pharmaceutical industry, the Company believes that there has been less impact on the overall spending for capital projects and development initiatives in this sector. The Company expects continued robust growth for the major areas in capital spending that support new drug development projects, including grassroots construction, production, packaging and line expansions/additions, research and development facilities and process upgrades, and construction and building of specialized plants.

The Company’s Presence in the Market

BPECS (through GMR formerly) has established a solid presence and reputation for success in the biopharmaceutical marketplace for the past 16 years. The Company intends to use its existing technology transfer and scale-up process engineering, process automation, process validation and manufacturing expertise to obtain a growing share of the capital engineering and consulting services market and to use this expertise to develop its own line of manufacturing equipment to service the needs of its clients and the industry at large. The Company plans to develop the equipment manufacturing segment of its business by designing and manufacturing, for both clinical and commercial uses, a line of engineered process equipment specifically targeting the process equipment needs of clinical, CMOs and commercial biotechnology and pharmaceutical manufacturers. The Company also plans to build its own “ready to use” modular clinical scale contract manufacturing facility which both the private industry and academic research community can employ to shorten the Investigational New Drug (IND) application time frame, provide a more cost-effective and repeatable process for getting these drugs into, and through, clinical trials and to provide increased commercial opportunities for pharmaceutical companies by improving the chance of success for development-drug projects.

To date, BPECS only has one significant customer relationship, and as such, the Company’s business is dependent on its existing customer relationship. However, it is providing service to multiple divisions to its significant customer. The Company is currently in the process of building additional customer relationships and seeking out new customers.

Manufacturing Capabilities and Equipment Product Expansion

The Company plans to design, build and develop its own proprietary biopharmaceutical process equipment. The Company plans to self-fund this new project through capital reserves and/or profits generated from its engineering and consulting services business. If needed, in the future, the Company may seek to negotiate standard credit terms with parts suppliers or other vendors to manage cash flow and financing. The expertise for the equipment designs will be obtained through the engineering capabilities that the Company now possesses (due to its acquisition of BPECS) and the design experience of the Chief Executive Officer, Mr. Gary Riccio, of the Company. As the Company develops new equipment designs, its goal is to file for intellectual property protection (such as patents) on these designs.

The Company has identified several important milestones to achieve in the development and growth of the biopharmaceutical equipment segment of the Company’s business. The overall estimated time from initial fabrication to delivery of an equipment product is expected to be approximately six months. The projected sequence of events and milestones is the following:

•	Product Design

•	Development of Marketing Brochures and Sales Literature

•	Sale of Product Concept To Client

•	Receipt of Down-payment from Client

•	Fabricate Product

•	Deliver Finished Product To Client

•	Validation Of Equipment at Client Facility

•	FDA Approval for Client Production Use

The principal steps and timeframe in manufacturing products is expected to correspond to the implementations schedule described below:

Principal Steps and Projected Timeline:	Estimated Implementation Schedule

Receipt of Sales Order from Client	Start Date
Generate Equipment Fabrication Drawings and Bill of Materials	Week 1-2
Receive Approved Drawing from Client	Week 3-4
Purchase Required Components (Mechanical, Electrical, Instrumentation, Computer)	Week 5-6
Fabricate sub-assemblies of prototype	Week 7-11
Assemble Prototype	Week 12-14
Initial Testing	Week 15
Review Tests and Finalize Design	Week 16
Implement Final Modifications	Week 17-18
Perform Final Tests	Week 19
Generate Turnover Package (equipment/training manuals, quality test) Documentation	Week 20
Deliver Final Product	Week 21
Train Client Operations and Maintenance Personnel on Equipment	Week 22
Support Clients In-House Validation of Equipment for Use with Their Product	1 Week (Per Client Schedule)
Support Client in FDA Submission to Use Equipment for Production Use	1 Week (Per Client Schedule)

The initial prototype development cost for the equipment is expected to exceed the market price of the final production model (i.e. initial prototype development costs are estimated to reach $50,000 versus an expected $32,000 sales price, as determined from pre-bidding on projects with potential clients). However, final production model costs (after prototyping in complete) will be lower than the anticipated sales price. The estimated break-down of product costs for the prototype is shown below:

Product Cost Breakdown (approx.) :

Initial design costs:	$2,000

Equipment Purchase:
Computer Control System Hardware	$6,000
Computer Control System Software	$4,000
Mechanical equipment (valves, pump, tubing)	$6,000
Electrical equipment (motors, heater, components)	$4,000
Instruments	$6,000

Software Programming	$7,000
Mechanical Assembly (welding, mounting)	$6,000
Electrical Installation (wiring, mounting, terminations)	$4,000
Testing	$3,000
Documentation	$1,000
Validation Support (At Client Facility)	$2,000
Post-FDA Submission Support	$1,000

Total Production Development Cost (approx.):	$50,000

There are key items which the Company must focus on in order to succeed in its development and launch of the equipment products, including the following:

-Focusing on solving niche problem areas in clients’ manufacturing processes

-Developing innovative and competitively-priced equipment solutions that solve client problems

-Filing for patents on the Company’s designs

-Actively marketing the Company’s products

-Delivering products per clients’ schedules and budget requirements

-Supporting clients’ validation and FDA submission efforts

There are no conditions inhibiting development of the Company’s manufacturing equipment plans. The products will generally be built and/or made to order, hence reducing the risk of unused and/or accumulated inventory. The Company plans to self-fund the initial launch, development and sales and marketing efforts from existing capital reserves and ongoing cash flow and profits from its services business operations.

Competition

The Company operates in a competitive environment with numerous participants being able to offer services that can fulfill the needs to biotechnology and pharmaceutical clients. The Company believes that as the overall pharmaceutical and biotechnology industry continues to experience heavy competition, established longstanding service providers (such as BPECS) will be required to compete more effectively and offer better solutions at more cost-effective prices in order to retain their competitive advantages. The Company believes that it has a solid market position within this competitive marketplace, because BPECS has an established track record and the Company can offer efficient, client-friendly service solutions that many larger established competitors are unable to provide clients.

In the Company’s existing process engineering services business, the Company believes that there are numerous competitors, since the marketplace is widely fragmented and many small service firms can easily set up a business and operate. Other than the skill set required to provide the underlying services that BPECS offers, the barriers to entry are low. In the Company’s proposed expanded business, including its proposed line of process equipment, there are at least five or six well-reputed competitors. One area in which the Company believes that its expertise on delivering FDA-approved manufacturing process systems gives it an advantage over these competitors is in developing process equipment that will address niche concerns or problem areas for its clients. This capability had been obtained from years on working in the clean rooms and manufacturing floor of its clients. In the future, the Company would seek to patent the designs of its newly developed equipment.

It is difficult to obtain an accurate estimate of the competition in the industry as it is based on a number of factors: the valued-added design and engineering expertise of the competitor; designs for more efficient systems and equipment; and differentiation in the scope of services and equipment being offered. For example, many competitors provide equipment only, but they do not provide the engineering, automation, project management and validation services that are also provided by the Company. Others provide engineering and consulting services but cannot design or build process equipment that can solve the specific manufacturing problems of the industry.

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

Generally, larger contractors do not “hand-hold” the client through the commissioning/start-up, equipment and process validation phases of the project which are often more critical to the project’s success. By contrast, the Company, as a smaller firm, has built its reputation on working with its clients to solve factory-floor manufacturing problems. These services often play an important role in getting a newly installed biopharmaceutical facility out of the installation phase and into the validation phase leading up to FDA submission. This type of experience also extends to post-submission and legacy manufacturing processes where the Company can assist its clients in helping them resolve, as well as prevent, FDA warning letter and 483 citations.

The Company considers itself to be a smaller firm operating in the marketplace, but able to compete with larger companies, due to the Company’s client-centric focus and ability to work closely with clients throughout the process.

Operations

The Company’s services are requested by clients on a year-round basis, and typically, there is no material effect of seasonality on the ongoing business of the Company.

The Company obtains most of its business through the established market presence of BPECS and its previous relationship with GMR. The Company maintains a limited employee workforce and conducts most of its operations through sub-contractors and other personnel who assist the Company in completing specific projects and tasks.

Over time, the Company expects that it will develop more business on its own (i.e. without affiliation or relationship with GMR existing clients or relationships) and that it will build a larger employee base. However, in the short term, the Company expects that its business will generally continue to involve a large degree of sub-contractors and outsourced project work for its clients.

In its services offerings, the Company offers industry-standard warranties on defective parts and the labor to replace them. The Company anticipates that it will continue to offer such warranties, and it will need to reserve and dedicate resources needed to meet its warranty obligations.

Relationship with GMR

GMR is an entity which was under common control by Mr. Riccio (the sole officer and director of the Company) until December 31, 2013, at which time he resigned his position as Chief Executive Officer of GMR. The Company which previously used office space free-of-charge provided by GMR has recently entered into an agreement to rent office space.

The Company does not expect that GMR would ever compete with the Company, as the divestiture of BPECS by GMR represents the cessation by GMR of that business line segment. The purpose of the Acquisition was to transition the customers and the services business of GMR (via BPECS) to the Company. Moreover, GMR and the Company are under common control, in that GMR is wholly owned and fully controlled by the Company’s largest shareholder, sole director and Chief Executive Officer, Mr. Gary Riccio. While GMR is currently assisting the Company in facilitating relationships for BPECS business from existing GMR clients, the Company expects that this process of transitioning many customer relationships from GMR to BPECS will be completed within the next 12 to 18 months; after such time, Mr. Riccio intends to dissolve GMR and focus his efforts principally in developing and managing the business and operations of the Company. Moreover, the Company has greater financial and intellectual resources available to it than does GMR and is better positioned than is GMR to expand the engineering and consulting services currently offered by BPECS. As such, the likelihood of a conflict of interest between GMR and the Company regarding customers and their business is low.

Strategic Partners and Suppliers

Other than its relationship with GMR, the Company does not believe that strategic partnerships are likely to be a major component of the Company’s operating strategy. With the exception of GMR, the Company has no strategic partners.

The Company does work extensively with a variety of subcontractors and service providers that assist the Company in delivery services to BPECS clients. The subcontractors and service providers are critical to the Company’s ability to timely provide cost-effective specialized services to its clients.

The Company does not currently require any special or customized raw materials in its business. All materials needed for the Company’s operations are readily available from various suppliers in the general marketplace. The Company plans to continue to use brand name components in its business, and will require minimum spare parts to support its customers. The Company has identified alternate suppliers in the event of the loss of a major supplier of the Company. Over the longer-term, the Company’s business plans include the development of contract manufacturing operations for clinical scale development drugs; at such time, specialized or customized raw materials may be required.

Governmental Regulations

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

Marketing Strategy

The Company has conducted limited advertising and marketing to date as the primary focus of the Company since inception has been to concentrate on delivering service to clients. The Company has not given substantial attention to constructing the marketing strategy and plans that it will use to expand and grow its business over the longer term.

The Company eventually anticipates a modest budget and need for marketing activities. The primary focus of marketing campaigns will be designed to help the Company find new customers and to increase awareness of the services that the Company offers to its clients. The Company plans to rely on both traditional marketing and online marketing opportunities to increase awareness of its services.

Sales Strategy

The Company expects that its sales team will work closely with the marketing team to convert prospects into new customers. To date, the Company has developed a limited sales organization, but it expects to build a more active sales presence to position itself for growth and expansion. Until the present time, the Company has conducted all of its sales efforts through direct sales to its clients through personnel of the Company. In the future, the Company expects that it may hire additional personnel to support its sales efforts.

Relationship with Tiber Creek Corporation

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

Tiber Creek also received cash fees of $85,000 from the Company for its services. In addition, each of the Company’s then-current shareholders, Tiber Creek and MB Americus, LLC, a California limited liability company (“MB Americus”), were each permitted to retain 750,000 shares in the Company.

In general, Tiber Creek holds interests in inactive Delaware corporations which may be used by issuers (such as the Company) to reincorporate their business in the State of Delaware and capitalize the issuer at a level and in a manner (i.e. the number of authorized shares and rights and preferences of shareholders) that is appropriate for a public company. Otherwise, these corporations, such as Beachwood Acquisition Corporation, are inactive and Tiber Creek does not conduct any business in such corporations.

James Cassidy (an officer and director of Tiber Creek) and James McKillop (who is the sole owner of MB Americus, an affiliate of Tiber Creek) serve only as interim officers and directors of these corporations (such as Beachwood Acquisition Corporation) until such time as the changes of control in such corporations are effectuated to the ultimate registering issuers. As the role of Tiber Creek is essentially limited to preparing the corporate structure and organizing the Company for becoming a public company, the roles of Mr. Cassidy and Mr. McKillop are generally limited to facilitating such change of control and securities registration transactions.

Intellectual Property

At present, the Company does not possess any intellectual property protection. The Company may decide in the future to pursue efforts to protect its intellectual property, trade secrets and proprietary methods and processes.

Research and Development

As a services-oriented business, the Company has not to date undertaken, and does not currently plan to undertake, any material research and development activities in its operations.

Employees

The Company presently has one (1) employee, which consists of its one (1) executive officer. At present, the employee/officer receives a salary. No salaries or compensation have been accrued. The employee/officer will not receive any additional form of compensation until, and if, the Company raises or procures adequate capital (through operations, private financings, a primary public offering or otherwise) to pay any such additional form of compensation.

The Company currently has no employees other than its officer, but it expects that it will hire additional personnel as the Company implements its business plan.

Reports to Security Holders

The Company has filed a registration statement on Form S-1, under the Securities Act of 1933, with the Securities and Exchange Commission with respect to the shares of its common stock. This prospectus is filed as a part of that registration statement, but does not contain all of the information contained in the registration statement and exhibits. Statements made in the registration statement are summaries of the material terms of the referenced contracts, agreements or documents of the company. Reference is made to the Company’s registration statement and each exhibit attached to it for a more detailed description of matters involving the Company. A potential investor may inspect the registration statement, exhibits and schedules filed with the Securities and Exchange Commission, along with any other filings of the Company, as described below.

In June 2011, the Company filed a Form 10-12G general registration of securities pursuant to the Securities Exchange Act of 1934 and is a reporting company pursuant such Act and files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

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

ITEM 1A.             RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Notes Regarding Forward-Looking Statements" for a discussion of what types of statements are forward-looking statements as well as the significance of such statements in the context of this report.

The Company’s operations business may not perform well as an entity separate from GMR.

Up until the time of the Acquisition, BPECS was a constituent part of the entity GMR. As such, BPECS benefited from the longstanding reputation and industry acceptance afforded to GMR, which has a track record of more than 16 years in the industry. The Company may not be able to continue to generate business, maintain client relationships and/or expand its operations as an entity that is separate from GMR. The Company has already received purchase order contracts for its services from a major pharmaceutical company and is in the process of fulfilling its contractual obligations under these projects (these purchase orders were initially received through GMR’s reputation with the client, which helped secured the first purchase order; however, all of the project execution and work under the purchase orders are the sole responsibility of the Company, and having already successfully completed work on one of the first contracts for the client, the Company is now an approved supplier of the client and solicits business from, and works directly with, the client free from the involvement of GMR). As such, the Company is currently performing three engineering service contracts that it was awarded in May and June of 2013.

The Company only has one significant customer relationship, which exposes the Company to a substantial client concentration risk.

As of December 31, 2013, the Company only had one significant customer relationship, and as such, the Company’s business is dependent on its existing customer relationship (subsequently, the Company has started doing work for two separate divisions of its major client and is also working on a project for another company). The Company is in the process of building additional customer relationships and seeking out new customers. However, until the Company obtains additional customers, the Company will be exposed to a substantial client concentration risk as a result of having only one customer relationship. The loss of this customer could have a severely adverse effect on the Company’s business and operations.

No assurance of continued market acceptance.

There can be no assurance that the Company’s services will have any competitive advantages. Also, there is no assurance that the market reception will be positive, or will continue at all, for BPECS.

It may be difficult for any prospective investor to properly assess the Company’s profitability or performance.

It is difficult for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential, and has only recently become separate of GMR. The Company may in the future experience under-capitalization, shortages, setbacks and many of the problems, delays and expenses. An investor will be required to make an investment decision based solely on the Company management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the Company’s industry. An investor will have to evaluate how the Company will perform without being a part of GMR on a forward-looking basis.

Even with the Company initially benefiting from its relationship with an established business such as GMR, there is risk still associated with both maintaining the existing business and growing the new business. There is also risk in maintaining or increasing profitability in these businesses. BPECS was an integral part of GMR’s success for over 16 years. The Company believes that the same overall business strategy, commitment to providing quality service, and key personnel instrumental in BPECS’ success, would all transfer as benefits and assets to the Company’s future success.

The Company has a small financial and accounting organization. Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified officers and directors.

The Company has a limited finance and accounting organization, and the rigorous demands of being a public company require a structured and developed finance and accounting group. As a reporting company, the Company is already subject to the reporting requirements of the Securities Exchange Act of 1934. However, the requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs which may be prohibitive to the Company as it operates and further develops its business, services and scope.. These costs have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on its personnel, systems and resources.

The Securities Exchange Act requires, among other things, that companies maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the development of the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed. The Company’s management is actively addressing this risk by working with experienced accountants who are working with the Company to create and implement the systems and procedures in place necessary to meet disclosure and financial reporting requirements.

If the Company is unable to generate sufficient cash from operations, it may find it necessary to curtail development and operational activities.

The Company has an extensive business plan to foster its growth and continued expansion. If the Company is unable to generate sufficient cash from its ongoing operations, then it would not be able to proceed with its business plan or possibly to successfully develop its planned expansion or broader operations at all.

The operations of the Company are speculative.

The success of the proposed business plan of the Company will depend to a great extent on the operations, financial condition and management of the Company. Although the Company has a business plan and intends to execute its overall business strategy, limited operations have been conducted to date as an entity separate from GMR. As minimal revenues have been finalized and consummated as a business separate from GMR, the proposed operations of the Company remain speculative. The Company completed its first independent contract with a major pharmaceutical company and booked revenue for this contract in the fourth quarter of 2012.

The Company may not be able to obtain capital necessary to carry out its intended business plans and operations.

The Company may require capital in order to implement its intended business plans and operations. If the Company is unable to generate such capital through operations or obtain such capital from third party sources (such as, without limitation, from other investors, banks and/or other lenders), the ability of the Company to succeed will be significantly harmed. There is no assurance that the Company will be able to obtain any capital from outside sources.

One of the Company’s officers and directors beneficially owns and will continue to own a significant portion of the Company’s common stock and, as a result, can exercise control over stockholder and corporate actions.

Mr. Gary Riccio, the sole officer and director of the Company, is currently the beneficial owner of greater than 25% of the Company’s outstanding common stock and assuming sale of all the Shares, will still own a similar percentage of the Company’s then outstanding common stock upon closing of the offering. As such, he will be able to exercise significant control on matters requiring approval by stockholders, including the election of directors and approval of significant corporate transactions. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their Shares. The Company plans to address these risks by building a board of directors, business management infrastructure and technical services team.

The Company depends on its management to manage its business effectively.

The Company’s future success is dependent in large part upon its ability to understand and operate its business plan and to attract and retain highly skilled management, operational and executive personnel. In particular, due to the nature of the Company's business, its future success is highly dependent on its officers, to provide the necessary experience and background to execute the Company's business plan. The loss of any officer’s services, particularly Mr. Gary Riccio, could impede the Company’s ability to continue to operate, to grow its business and to develop its objectives, and as such, would negatively impact the Company's possible overall success.

Government regulation could negatively impact the business.

The Company’s business segments may be subject to various government regulations in the jurisdictions in which they operate, but the Company does not believe that any such regulations are outside of the ordinary course of most business enterprises (e.g. basic business licenses. etc). Due to the scope of the Company’s operations, the Company could potentially in the future be subject to regulation by various political and regulatory entities, including various local and municipal agencies and government sub-divisions. The Company may incur increased costs necessary to comply with existing and newly adopted laws and regulations or penalties for any failure to comply. The Company’s operations could be adversely affected, directly or indirectly, by existing or future laws and regulations relating to its business or industry. The most likely source of regulation that would adversely affect the business is the U.S. Food and Drug Administration (FDA).

The Company anticipates that it will become directly subject to FDA regulations when the Company develops and builds its own modular clinical scale manufacturing facility. Based upon the Company’s longer-term business development plans stated below, it is anticipated that the time frame for reaching this FDA regulatory milestone will be in approximately 2017. The Company’s current longer-term business development plans are the following (which would involve FDA regulations of material impact beginning around 2017):

2014 and ongoing:	Develop and expand Engineering and Consulting Services Business
2015 and thereafter:	Develop, Sell and Market Engineered Process Equipment
2017 and thereafter:	Build Modular Clinical Scale Manufacturing Facility and Market Contract Manufacturing Service

Complying with FDA regulations may be lengthy, expensive and uncertain. We have limited experience in establishing and ensuring such compliance. Regulatory authorities generally have substantial discretion in the application of regulations and determining compliance. Our future need to comply with FDA regulations may require us to expend more resources than we may have available. Our inability to comply with the FDA regulations could cause us to delay the implementation of our own modular clinical scale manufacturing facility, or cause the implementation to be more costly than we anticipate, our could prevent us from implementing our own modular clinical scale manufacturing facility at all. Any such delay, unanticipated cost overruns or inability to implement our own modular clinical scale manufacturing facility could have a severe adverse effect on the Company’s business and operations.

There has been no prior public market for the Company’s securities and the lack of such a market may make resale of the stock difficult.

No prior public market has existed for the Company’s securities and the Company cannot assure any investor that a market will develop subsequent to this offering. An investor must be fully aware of the long-term nature of an investment in the Company. The Company intends to apply for quotation of its common stock on the OTC Bulletin Board or OTC Markets as soon as possible which may be while this offering is still in process. However, the Company does not know if it will be successful in such application, how long such application will take, or, that if successful, that a market for the common stock will ever develop or continue on the OTC Bulletin Board. If for any reason the common stock is not listed on the OTC Bulletin Board or a public trading market does not otherwise develop, investors in the offering may have difficulty selling their common stock should they desire to do so. If the Company is not successful in its application for quotation on the OTC Bulletin Board, it will apply to have its securities quoted by the Pink OTC Markets, Inc., real-time quotation service for over-the-counter equities.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors should not expect the Company to pay dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their Shares in the Company, if and when a market for such Shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the Shares could lose all or a significant portion of their value from the initial price paid in this offering.

The Company’s stock may be considered a penny stock and any investment in the Company’s stock will be considered a high-risk investment and subject to restrictions on marketability.

If the Shares commence trading, the trading price of the Company's common stock may be below $5.00 per share. If the price of the common stock is below such level, trading in its common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended. These rules require additional disclosure by broker-dealers in connection with any trades generally involving any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such rules require the delivery, before any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must determine the suitability of the penny stock for the purchaser and receive the purchaser’s written consent to the transactions before sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company’s common stock which could impact the liquidity of the Company’s common stock.

The Company's election not to opt out of JOBS Act extended accounting transition period may not make its financial statements easily comparable to other companies.

Pursuant to the JOBS Act of 2012, as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The recently enacted JOBS Act will also allow the Company to postpone the date by which it must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The recently enacted JOBS Act is intended to reduce the regulatory burden on “emerging growth companies. The Company meets the definition of an emerging growth company and so long as it qualifies as an “emerging growth company,” it will, among other things:

be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

be exempt from the “say on pay” provisions (requiring a non-binding shareholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding shareholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of the Dodd-Frank Act and certain disclosure requirements of the Dodd- Frank Act relating to compensation of its chief executive officer;

be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934 and instead provide a reduced level of disclosure concerning executive compensation; and

be exempt from any rules that may be adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

Although the Company is still evaluating the JOBS Act, it currently intends to take advantage of some or all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

In general, under the JOBS Act a company is an emerging growth company if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. The Company will no longer qualify as an emerging growth company after the earliest of:

(i) the completion of the fiscal year in which the Company has total annual gross revenues of $1 billion or more,

(ii) the completion of the fiscal year of the fifth anniversary of the Company’s IPO;

(iii) the Company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv) the Company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

The Company may face significant competition from companies that serve its industries.

The Company may face competition from other companies that offer similar solutions. Some of these potential competitors may have longer operating histories, greater brand recognition, larger client bases and significantly greater financial, technical and marketing resources than the Company possesses. These advantages may enable such competitors to respond more quickly to new or emerging trends and changes in customer preferences. These advantages may also allow them to engage in more extensive market research and development, undertake extensive far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential customers, employees and strategic partners. The Company believes that its engineering expertise for providing turn-key biopharmaceutical manufacturing process solutions are, and will be, sufficiently different from existing competition, and that there is limited to no competition in its local area. However, it is nevertheless possible that potential competitors may have or may rapidly acquire significant market share. Increased competition may result in price reductions, reduced gross margin and loss of market share. The Company may not be able to compete successfully, and competitive pressures may adversely affect its business, results of operations and financial condition.

No formal market survey has been conducted.

No independent marketing survey has been performed to determine the continued and/or potential demand for the Company’s solutions. The Company has conducted no marketing studies regarding whether the Company’s services would actually be marketable on a larger scale or appeal to a wider set of clients. Moreover, the Company has not independently confirmed that its planned expansion of services responds to actual market needs. No assurances can be given that upon marketing, sufficient customer markets and business segments at BPECS can be developed to sustain the Company’s operations on a continued basis.

The Company may be subject to increasing environmental and regulatory restrictions and developments, which may result in increased costs, lower revenue and profits and/or difficulty in conducting business.

Current, or future, environmental regulations may affect the availability or cost of goods and services, such as natural resources, which are necessary to operate the Company’s business. Any violation of these laws could adversely affect the Company and its business. The Company’s operations may necessitate the use and handling of hazardous materials and, as a result, they may be subject to various federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including (without limitation) those regulations governing discharges to air and water, handling and disposal practices for solid and hazardous wastes, the cleanup of contaminated sites and the maintenance of a safe work place. These laws impose penalties, fines and other sanctions for noncompliance and liability for response costs, property damages and personal injury resulting from past and current spills, disposals or other releases of, or exposure to, hazardous materials. The Company could incur substantial costs as a result of noncompliance with or liability for cleanup or other costs or damages under these laws. The Company may become subject to more stringent environmental laws in the future. If more stringent environmental laws are enacted in the future, these laws could have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company has authorized the issuance of preferred stock with certain preferences.

The board of directors of the Company is authorized to issue up to 20,000,000 shares of $0.0001 par value preferred stock. The board of directors has the power to establish the dividend rates, liquidation preferences, and voting rights of any series of preferred stock, and these rights may be superior to the rights of holders of the Shares. The board of directors may also establish redemption and conversion terms and privileges with respect to any shares of preferred stock. Any such preferences may operate to the detriment of the rights of the holders of the Shares, and further, could be used by the board of directors as a device to prevent a change in control of the Company. No such preferred shares or preferences have been issued to date, but such shares or preferences may be issued at a later time, subject to the sole discretion of the board of directors.

The Company failed to timely file a Form D

The Company did not timely file its Form D with the SEC as required under Regulation D of the Securities Act of 1933, as amended, in connection with its sale of its common stock commencing in August 2011. The Company believes it has complied with the substance of Regulation D since the Company’s private offering met the requirements of Rule 506 of Regulation D, and the SEC compliance and disclosure interpretations state that the failure to file a Form D (or the untimely filing thereof) does not eliminate the availability of the securities exemption under Rule 506 of Regulation D pursuant to which the shares of common stock were sold. However, the Company’s late filing of the Form D could result in the SEC and state securities administrators issuing fines and/or denying the Company’s use of Regulation D in future private placements. Any such fines or inability to use Regulation D in future private placements could have a material adverse impact on the Company.

The Company does not maintain certain insurance, including errors and omissions and indemnification insurance.

The Company has limited capital and, therefore, does not currently have a policy of insurance against liabilities arising out of the negligence of its officers and directors and/or deficiencies in any of its business operations. Even assuming that the Company obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against the Company, its officers and directors, or its business operations. Any such liability which might arise could be substantial and may exceed the assets of the Company. The certificate of incorporation and by-laws of the Company provide for indemnification of officers and directors to the fullest extent permitted under Delaware law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons, it is the opinion of the Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

Intellectual property and/or trade secret protection may be inadequate.

The Company has not yet applied for any intellectual property or trade secret protection on any aspects of its business, but the Company does have plans to obtain patents, copyright, trademarks and/or service marks on all of its equipment, solutions and services in a timeframe that most reasonably suits the Company’s overall best interests. However, there can be no assurance that the Company can obtain effective protection against unauthorized duplication or the introduction of substantially similar solutions and services.

The Company is subject to the potential factors of market and customer changes.

The business of the Company is susceptible to changing preferences of its clients. The needs of clients are subject to constant change. Although the Company intends to continue to develop and improve its services to meet changing customer needs and demands of the marketplace, there can be no assurance that funds for such expenditures will be available, that the Company's competition will not develop similar or superior capabilities or that the Company will be successful in its internal efforts. The future success of the Company will depend in part on its ability to respond effectively to rapidly changing trends, industry standards and customer requirements by adapting and improving the features of its offered services.

ITEM 2. PROPERTIES

On February 24, 2014, the Company completed an agreement to lease approximately 800 square feet of shared office space in Irvine, CA and is moving its operation to this location. The lease terms are month to month and the monthly rental payment is $ 219.00 per month. In the future, as may be needed by the future growth of the business, the Company may lease an operational facility that would allow the Company to expand manufacturing of certain components and equipment used in its business.

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

On April 20, 2011 the Company issued 10,000,000 shares to Tiber Creek Corporation for total consideration paid for the shares of $1,000. Subsequently, on August 31, 2011, the Company redeemed an aggregate of 9,250,000 of these shares for the redemption price of $925.

On April 20, 2011 the Company issued 10,000,000 shares to MB Americus, LLC for total consideration paid for the shares of $1,000. Subsequently, on August 31, 2011, the Company redeemed an aggregate of 9,250,000 of these shares for the redemption price of $925.

On August 31, 2011, the Company issued 3,000,000 shares of common stock pursuant to a change of control in the Company. The total consideration paid for the shares was $300.

From August 31, 2011 through January 31, 2013, 89,300,000 shares of common stock were issued by the Company to various investors.

In August 2012, the Company redeemed 500,000 shares of common stock owned by a shareholder for aggregate consideration paid of $5,000.

From January 1, 2012 to September 30, 2012 the Company issued 350,000 shares of its common stock to two investors for an aggregate price of $350.

On October 11, 2012, the Company issued 1,000,000 shares of common stock to the sole owner of GMR (the seller of BPECS to the Company), in connection with the Acquisition.

In November 2012, the Company redeemed 1,500,000 shares of common stock owned by a shareholder for aggregate consideration paid of $15,000.

In November and December 2012, the Company issued 1,500,000 shares of its common stock to three investors for an aggregate price of $15,000.

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

Results of Operations for the Years Ended December 31, 2013 and 2012

BioPharma Manufacturing Solutions, Inc. Summary of Results of Operations

	Years Ended December 31,
	2013	2012
Revenue	$79,757	$14,318
Cost of goods sold	33,365	-
Gross profit	46,392	14,318

Operating expenses:
General and administrative	145,481	144,589
Research and development	4,534	14,568
Amortization and depreciation	312	-
Total operating expenses	150,327	159,157

Operating loss	(103,935)	(144,839)

Income tax	-

Net loss	$(103,935)	$(144,839)

Operating Loss; Net Loss

Our net loss decreased by $40,904 to $103,935 from $144,839, for the year ended December 31, 2013 compared to December 31, 2012. The decrease in net loss compared to the prior year period is primarily a result of increase in gross profit due to the acquisition of BPECS in October 2012 and the revenue generated from BPECS business and a decrease in professional fees which was higher in 2012 due to the acquisition of BPECS. These changes are detailed below.

Revenue

Our revenue from the year ended December 31, 2013 was $79,757 compared to $14,318 for the year ended December 31, 2012. All of our revenues in 2013 were derived from the operations of BPECS engineering contracts which were acquired in October 2012.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2013 were $33,365, compared to $0 for 2012.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses increased by $892, to $145,481for the year ended December 31, 2013, from $144,589 for the year ended December 31, 2012. The main components of general and administrative expenses in 2013 were $51,152 in accounting fees, $8,531 in legal fees, $48,000 in salaries, $7,401 in corporate and SEC filing fees and $20,397 in other office related expenses.

Research and Development

Our research and development cost were $4,534 for the year ended December 31, 2013, compared to $14,568 for the year ended December 31, 2012.  The decrease was attributable to more research and development cost were incurred after acquiring BPECS in the fourth quarter of 2012 on parts and software to build BioPharma’s prototype (GexPro)..

Salaries

Salaries for 2013 were $48,000 or 60% of revenues and for the year ended December 31, 2012 were $10,581 or 74% of revenues. As of December 31, 2013, the Company has only one full time employee.

Liquidity and Capital Resources

At December 31, 2013, the Company held $202,254 in cash and cash equivalents. The Company has no continuous methods of generating cash other than by virtue of any profits from operations.

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

Critical Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods.  Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s financial statements relate to estimate of loss contingencies and accrued other liabilities.

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2013 and 2012, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Impairment of Long-Lived Assets

In accordance with ASC 350-30 (formerly SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), the Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that their then carrying values may not be recoverable. When such factors and circumstances exist, the Company compares the projected undiscounted future cash flows associated with the related asset or group of assets over their estimated useful lives against their respective carrying amount. Impairment, if any, is based on the excess of the carrying amount over the fair value, based on market value when available, or discounted expected cash flows, of those assets and is recorded in the period in which the determination is made. The Company’s management currently believes there is no impairment of its long-lived assets. There can be no assurance however, that market conditions will not change or demand for the Company’s products under development will continue. Either of these could result in future impairment of long-lived assets.

Recently Issued Accounting Pronouncements

Effective January 2012, FASB adopted ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04). ASU 2011-04 represents the converged guidance of the Financial Accounting Standards Board (FASB) and the International Accounting Standards Board (IASB) on fair value measurement. A variety of measures are included in the update intended to either clarify existing fair value measurement requirements, change particular principles requirements for measuring fair value or for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend to change the application of existing requirements under Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements. ASU 2011-04 was effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In January 2012, FASB adopted ASU No. 2011-05, Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 is intended to increase the prominence of items reported in other comprehensive income and to facilitate convergence of accounting guidance in this area with that of the IASB. The amendments require that all nonowner changes in shareholders’ equity be presented in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (ASU 2011-12). ASU 2011-12 defers the provisions of ASU 2011-05 that require the presentation of reclassification adjustments on the face of both the statement of income and statement of other comprehensive income. Amendments under ASU 2011-05 that were not deferred under ASU 2011-12 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update did not have a material impact on the financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in ASU 2011-11 require the disclosure of information on offsetting and related arrangements for financial and derivative instruments to enable users of its financial statements to understand the effect of those arrangements on its financial position. Amendments under ASU 2011-11 will be applied retrospectively for fiscal years, and interim periods within those years, beginning after January 1, 2013. The Company is evaluating the effect, if any, adoption of ASU 2011-11 will have on its financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive (ASU 2013-02). This guidance is the culmination of the FASB’s deliberation on reporting reclassification adjustments from accumulated other comprehensive income (AOCI). The amendments in ASU 2013-02 do not change the current requirements for reporting net income or other comprehensive income. However, the amendments require disclosure of amounts reclassified out of AOCI in its entirety, by component, on the face of the statement of operations or in the notes thereto. Amounts that are not required to be reclassified in their entirety to net income must be cross-referenced to other disclosures that provide additional detail. This standard is effective prospectively for annual and interim reporting periods beginning after December 15, 2012. The Company is evaluating the effect, if any; the adoption of ASU 2013-02 will have on its financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Other recent accounting pronouncements issued by the FASB and the AICPA did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2013 and 2012 are attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2013.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's principal financial and accounting officer (who is the same person) conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2013, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2013, based on those criteria.

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

Changes In Internal Controls over Financial Reporting.

No changes were made in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

There is no information required to be disclosed on Form 8-K during the fourth quarter covered by this Form 10-K not otherwise reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced

Gary Riccio	59	President and Director	2011

Gary Riccio

Mr. Riccio serves as the sole director and officer of the Company. He also holds the titles of Chief Executive Officer and Chief Financial Officer of the Company. Mr. Riccio obtained his Bachelor of Science Degree in Chemical Engineering in 1978 from Northeastern University and was elected to the Engineering Honor Society. From 1978 to 1986, Mr. Riccio was employed by Lever Brothers Division of Unilever as Project Engineer specializing in the Dove and Caress, Snuggle and Wisk product lines and specifically worked on the expansion of those facilities and processes. From 1987 to 1989, Mr. Riccio worked as Project Engineer for Vision Engineering, a software start-up company, on automation systems for companies within the chemical process, food and beverage and pharmaceutical industries. From 1989 to 1996, Mr. Riccio worked as General Manager of A-1 Refrigeration Company designing, installing and servicing custom large volume ice-making equipment and industrial refrigeration systems. During this period he was instrumental in increasing the product line from two to seven different models and expanded sales to overseas markets. In 1996, Mr. Riccio founded GMR Engineering, an engineering contracting firm specializing in automated computer systems for the biotech/pharmaceutical and food/beverage industries. He expanded this business to include process design and engineering, process validation and custom equipment manufacturing. Mr. Riccio resigned as an officer and director of GMR Engineering effective December 31, 2013.

His recent significant accomplishments include (i) the 2006 installation, programming and validation of Millipore Ultrafilitration Skids and Cold Water For Injection Generation, Storage and Distribution for Albumin Processing Department at Baxter BioScience, which receive FDA approval in November 2006; (ii) the 2010 control system design, programming, installation and validation of the Nanofiltration System for AHF-M Department; and (iii) the 2010 custom design, fabrication, automation and validation of the Nanofiltration System for Virus Removal currently approved by the FDA to begin manufacturing.

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

Committees and Terms

The Board of Directors (the “Board”) has not established any committees.

The Company will notify its stockholders for an annual shareholder meeting and that they may present proposals for inclusion in the Company’s proxy statement to be mailed in connection with any such annual meeting; such proposals must be received by the Company at least 90 days prior to the meeting. No other specific policy has been adopted in regard to the inclusion of shareholder nominations to the Board of Directors.

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

Code of Ethics

Effective as of March 28, 2014, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our president or chief executive officer as well as the individuals performing the functions of our chief financial officer, corporate secretary and controller. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

•              honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•              full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

•              the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

•              accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our personnel be afforded full access to our president or chief executive officer with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our personnel are to be afforded full access to our board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our president or chief executive officer. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by our president or chief executive officer, the incident must be reported to any member of our board of directors or use of a confidential and anonymous hotline phone number. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our Code of Business Conduct and Ethics by another. Our Code of Business Conduct and Ethics is available, free of charge, to any stockholder upon written request to our Corporate Secretary at the address on the cover page of this Annual Report. A copy of our Code of Business Conduct and Ethics is also attached as an exhibit to this Annual Report.

Corporate Governance

The Company does not have a nominating nor audit committee of the board of directors. The board of directors currently performs the functions of the audit committee. The board of Directors consists of one director. At such time as the Company has a larger board of directors, the Company will propose creating committees of its board of directors, including both a nominating and an audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and shareholders holding more than 10% of our outstanding Common Stock to file with the SEC initial reports of ownership and reports of changes in beneficial ownership of our Common Stock. Executive officers, directors, and persons who own more than 10% of our Common Stock are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended December 31, 2013, none of our executive officers and directors, and persons who own more than 10% of our Common Stock have timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Description of Compensation Table

					Aggregate				All	Annual
		Annual		Annual	Accrued			Comp-	Other	Comp-
		Earned		Payments	Salary Since		Stock and	-ensation	Comp-	ensation
Name/Position	Year	Salary		Made	Inception	Bonus	Options	Plans	ensation	Total

Gary Riccio	2013	48,000	(1)	0	0	0	0	0	0	48,000	(1)
President	2012	10,000	(1)	0	0	0	0	0	0	10,000	(1)

(1)	All amounts are accrued and unpaid.

The information in the table above is presented as of December 31, 2013, and includes information for BPECS.

The sole officer has received certain shares of common stock in the Company in connection with the Acquisition. Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

No officer is subject to a compensation plan or arrangement that results from his or her resignation, retirement, or any other termination of employment with the Company or from a change in control of the company or a change in his or her responsibilities following a change in control. The members of the Board of Directors may receive, if the Board so decides, a fixed fee and reimbursement of expenses, for attendance at each regular or special meeting of the Board, although no such program has been adopted to date. The Company currently has no retirement, pension, or profit-sharing plan covering its officers and directors.

Employment Agreements

The Company has not entered into employment agreements with any of its employees or officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as of the date of this report regarding the beneficial ownership of the Company’s common stock by each of its executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock after giving effect to any exercise of warrants or options held by that person.

			Percent of	Percent of Class
		Number of Shares of	Class Before	After
Name/Address	Position	Common Stock	Offering (1)	Offering (2)

Gary Riccio	President and Director	26,000,000	28%	24%

Rimmal & Amina Afzal	5% shareholder	8,500,000	9%	*
4175 Williwaw Drive
Irvine, CA 92620

John Fields	5% shareholder	8,000,000	8%	*
26545 Camino de Vista
San Juan Capistrano, CA 92675

Jane Kinnick	5% shareholder	10,000,000	11%	*
1509 N. Mountain Grove Road
Alma, AR 72921

Norman Lieberman	5% shareholder	10,000,000	11%	*
55 Prairie Falcon
Aliso Viejo, CA 92656

Derek Whiston	5% shareholder	9,000,000	10%	*
5 Glen Echo
Dove Canyon, CA 92679

Total owned by officers and directors		26,000,000	28%	24%

* Less than 1%

(1) Based upon 94,300,000 shares outstanding as of the date of this offering.

(2) Assumes sale of all 72,000,000 Shares offered, and 94,300,000 shares outstanding following the offering.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

James Cassidy is the sole owner and director of Tiber Creek Corporation which owns 750,000 shares of the Company's common stock. Tiber Creek has received consulting fees of $125,000 to date from the Company and also holds shares in the Company. Tiber Creek and its affiliate, MB Americus LLC, a California limited liability company, each currently hold 750,000 shares in the Company.

James Cassidy and James McKillop, who is the sole officer and owner of MB Americus, LLC, were both formerly officers and directors of the Company. As the organizers and developers of Beachwood Acquisition Corporation, Mr. Cassidy and Mr. McKillop were involved with the Company prior to the Acquisition. In particular, Mr. Cassidy provided services to the Company without charge, including preparation and filing of the charter corporate documents and preparation of the instant registration statement.

The Company is currently leasing its corporate office space from a office space owned by Mr. Riccio, who is an officer and director of the Company. Mr. Riccio is not presently charging the Company any rent or other lease costs associated with the rented space. There is no written agreement between Mr. Riccio and the Company regarding the lease, and the parties may terminate the lease arrangement at any time.

During 2011, the Company remitted payments aggregating $41,621 on behalf of GMR (an entity owned by Mr. Riccio and which is under common control with BPECS and the Company). The related entity has paid back these funds to the Company in 2012. The Company had acquired equipment pursuant to an understanding that it had with GMR, but the parties subsequently decided to cancel their arrangement. As a result, GMR reimbursed the Company for the cost of such equipment. No other payments are currently anticipated to be made by the Company on behalf of GMR.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

December 31, 2012	December 31, 2013

$16,000	$30,652

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2013 and 2012.

The Company does not currently have an audit committee serving and as a result its board of directors performs the duties of an audit committee. The board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on preapproval policies and procedures.

PART IV

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)        Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, commencing on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description

2.1	Asset Exchange Agreement (1)
3.1	Certificate of Incorporation(2)
3.2	Bylaws (2)
14.1	Code of Ethics*
21	List of Subsidiaries*
23.1	Consent of Independent Registered Public Accounting Firm*
24	Power of Attorney*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form S-1 filed on October 18, 2012.
(2)	Incorporated by reference to the Company’s Form 10-12G filed on June 2, 2011 (File No.: 000-54423).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioPharma Manufacturing Solutions, Inc. (Registrant)

Date: March 31, 2014	/s/ Gary Riccio
	By:	Gary Riccio
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

s/ GARY RICCIO	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	March 31, 2014
Gary Riccio

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

FINANCIAL STATEMENTS

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

BioPharma Manufacturing Solutions Inc.

We have audited the accompanying balance sheets of BioPharma Manufacturing Solutions, Inc. (the "Company") as of December 31, 2013 and 2012 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $252,270 since inception. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1, which includes the raising of additional equity financing. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia LLP

Newport Beach, CA

March 31, 2014

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS

Current assets
Cash	$202,254	$266,650
Prepaid expense	-	1,500
Deposit	4,094	-
Inventory	9,737	-
Current assets	216,084	268,150

Equipment, net	3,436	-

Total assets	$219,520	$268,150

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$350	$350
Total liabilities	350	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,300,000 and 94,500,000 shares issued and outstanding, respectively	9,430	9,450
Discount on common stock issued to the shareholder	(400)	(400)
Additional paid-in capital	462,410	407,085
Accumulated deficit	(252,270)	(148,335)
Total stockholders' equity	219,170	267,800
Total liability and stockholders' equity	$219,520	$268,150

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2013	For the year ended December 31, 2012

Revenues	$79,757	$14,318
Cost of revenues	33,365	-
Gross profit	46,392	14,318

Operating expenses	150,327	159,157

Loss before income tax	(103,935)	(144,839)

Income tax	-	-

Net loss	$(103,935)	$(144,839)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,325,205	94,031,747

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2013	For the year ended December 31, 2012
OPERATING ACTIVITIES
Net loss	$(103,935)	$(144,839)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	313	-
Overhead allocation	7,505	6,835
Salaries	48,000	12,000
Changes in operating assets and liabilities
Prepaid expense	1,500	85,400
Deposit	(4,094)	-
Inventory	(9,737)	-
Due from related party	-	41,621
Accrued liability	-	(50)
Net cash used in operating activities	(60,448)	967

INVESTING ACTIVITIES
Purchase of equipment	(3,748)	-

Total cash flows used in investing activities	(3,748)	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	15,350
Redemption of common stock	(200)	(20,000)
Net cash provided by financing activities	(200)	(4,650)

Net (decrease) increase in cash	(64,396)	(3,683)

Cash, beginning of year	266,650	270,333

Cash, end of year	$202,254	$266,650

SUPPLEMENTAL SCHEDULE FOR NON-CASH FINANCING ACTIVITY
Shareholder contribution	$55,505	$18,835

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

				Additional		Total
	Common Stock		Discount on	paid-in	Accumulated	Stockholders’
	Shares	Amount	Common Stock	Capital	Deficit	Equity
Balance, December 31, 2011	93,650,000	$9,365	$(300)	$392,885	$(3,496)	$398,454
Shares issued for cash	1,850,000	185	-	15,165	-	15,350
Stock redemption	(2,000,000)	(200)	-	(19,800)	-	(20,000)
Shares issued for acquisition of BPECS	1,000,000	100	(100)	-	-	-
Shareholder contributions	-	-	-	18,835	-	18,835
Net loss	-	-	-	-	(144,839)	(144,839)
Balance, December 31, 2012	94,500,000	$9,450	$(400)	$407,085	$(148,335)	$267,800
Stock redemption	(200,000)	(20)		(180)	-	(200)
Shareholder contributions	-	-	-	55,505	-	55,505
Net loss	-	-	-	-	(103,935)	(103,935)
Balance, December 31, 2013	94,300,000	$9,430	$(400)	$462,410	$(252,270)	$219,170

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

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

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $252,270 from inception through December 31, 2013. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

1. OVERVIEW (continued)

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

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2013 and 2012.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. On September 24, 2013, the Company purchased $3,748 of equipment and depreciation expense amounted to $313 and $0 in the years ended December 31, 2013 and 2012.

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

Costs of Goods Sold

Cost of goods sold includes cost of equipment purchased for resell to the customers when providing engineering consulting services.

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

Under ASC 740, "Income Taxes", deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2013 and 2012, there were no deferred taxes.

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

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Adopted

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

Not Adopted

In February 2013, the FASB issued ASU No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date. The amendments in ASU 2013-04 provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this Update is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this Update also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations. The amendment in this standard is effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-04 will have on our financial statements.

In April 2013, the FASB issued ASU No. 2013-07, Presentation of Financial Statements (Top 205): Liquidation Basis of Accounting. The objective of ASU No. 2013-07 is to clarify when an entity should apply the liquidation basis of accounting and to provide principles for the measurement of assets and liabilities under the liquidation basis of accounting, as well as any required disclosures. The amendments in this standard is effective prospectively for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. We are evaluating the effect, if any, adoption of ASU No. 2013-07 will have on our financial statements.

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

Not Adopted

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Top 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The objective of ASU No. 2013-11 is to provide guidance on the financial statement presentation of an unrecognized tax benefit when a net loss carryforward, similar tax loss, or tax credit carryforward exists. The amendments in this standard is effective for all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists for fiscal years, and interim periods beginning after December 15, 2013. We are evaluating the effect, if any, adoption of ASU No. 2013-11 will have on our financial statements.

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

During the years ended December 31, 2013 and 2012, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $55,505 and $18,835, respectively, and have been recorded to additional paid-in capital as a shareholder contribution.

4. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2013 and 2012, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

4. INCOME TAXES (continued)

	2013	2012

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(252,000)	$(148,000)
Change in valuation allowance	252,000	148,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$90,000	$52,000

Valuation allowance	(90,000)	(52,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. We have approximately $252,000 in NOL at December 31, 2013 that will begin to expire in 2031 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2013 and 2012 is as follows:

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

4. INCOME TAXES (continued)

	Years ended December 31,
	2013		2012
Federal income tax rate at 35%	$(90,000)	35.0%	$(52,000)	35.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	90,000	(35.0)%	52,000	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

We file income tax returns in the U.S. with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2013 and 2012. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

5. STOCKHOLDER’S EQUITY

During the year ended December 31, 2012, the Company issued 1,850,000 shares of its common stock at $0.001 per share to five investors for the total price of $15,350.

During the year ended December 31, 2012, the Company redeemed 2,000,000 shares of common stock owned by two shareholders for aggregate consideration paid of $20,000.

As discussed in Note 3, the Company issued 1,000,000 shares of common stock to its President in connection with the acquisition of BPECS.

During the year ended December 31, 2013, the Company redeemed 200,000 shares of common stock owned by two shareholders for aggregate consideration paid of $200.

