Form 10-K/A
period 2012-12-31
BioPharma Manufacturing Solutions Inc.
filed 2014-04-11
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents incorporated by reference:        None

EXPLANATORY NOTE

BioPharma Manufacturing Solutions, Inc. (the “Company”) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2012 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on May 21, 2013, to (i) expand the Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; (ii) to present the carve-out financial statements of Biopharmaceuticals Process Engineering and Consulting Services for the period ended October 10, 2012 and the year ended December 31, 2011; (iii) and to amend Item 9A “Controls and Procedures”.

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

The Acquisition was effected by the Company through the issuance to Gary Riccio (the sole shareholder of GMR) of 1,000,000 shares of common stock of the Company in exchange for certain intangible assets of GMR. The intangible assets acquired in the Acquisition consisted of the business of BPECS, which was comprised primarily engineering expertise, software applications and engineering documentation that GMR had developed in working with its clients.

The intangible assets acquired by the Company from GMR as part of BPECS consisted of the following:

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

o Electronic copies of all Source Code and Software Design Templates for Biopharmaceutical Process Systems

o Process Design and Instrumentation AutoCAD Drawings

o Bills of Materials for Engineering Projects completed

o Computer System Validation Protocols and Test Attachment Templates

The acquisition of BPECS intangible assets by the Company is considered a transfer between entities under common control; as a result no goodwill or other intangible assets were recorded.

While the Company has taken over the business and operations of BPECS, GMR remains a separate entity with its own independent business and operations. In the Acquisition, the Company acquired such listed intangible assets; however, no contracts were transferred or assigned from GMR as part of the transaction. The Company has received its own service contracts; the intangible assets acquired as part of the Acquisition will allow the Company to complete these contracts.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	Years Ended December 31,
	2012	2011
Revenue	$14,318	$-
Cost of goods sold	-	-
Gross profit	14,318	-

Operating expenses:
General and administrative	144,239	3,496
Research and development	14,568	-
Amortization and depreciation	-	-
Total operating expenses	158,807	3,496

Operating loss	(144,489)	(3,496)

Income tax	-	-

Net loss	$(144,489)	$(3,496)

Operating Loss; Net Loss

Our net loss increased by $140,993 to $144,489 from $3,496, for the year ended December 31, 2012 compared to December 31, 2011. The increase in net loss compared to the prior year period is primarily a result of our acquisition of BPECS in October 2012, with minimal revenues recognized and increase in legal and accounting cost in connection with the Acquisition. These changes are detailed below.

Revenue

Our revenue from the year ended December 31, 2012 was $14,318 compared to $0 for the year ended December 31, 2011. All of our revenues in 2012 were derived from the operations of BPECS engineering contracts which were acquired in October 2012.

General and Administrative Expenses

General and administrative expenses increased by $140,743, to $144,489 for the year ended December 31, 2012, from $3,496 for the year ended December 31, 2011. The main components of general and administrative expenses in 2012 were $38,788 in accounting fees, $87,272 in legal fees, $10,581 in salaries, $2,848 in corporate and SEC filing fees and $4,749 in other office related expenses. In 2011 we incurred $3,496 in corporate and SEC filings.

Research and Development

Our research and development cost were $14,568 for the year ended December 31, 2012, compared to $0 for the year ended December 31, 2011.  The increase was attributable to the cost incurred in 2012 on parts and software to build BioPharma’s prototype (GexPro). In 2011 we didn’t have any research and development cost since the Acquisition of BPECS occurred in 2012.

Results of Operations for the Period from January 1, 2012 Through October 10, 2012 and The Year Ended December 31, 2011

Biopharmaceutical Process Engineering and Consulting Services

Summary of Results of Operations

	For the period from January 1, 2012 to October 10, 2012	Year ended December 31, 2011
Revenue, net	$203,817	$263,458

Operating expenses:
Salaries	96,059	147,455
General and administrative expenses	14,286	22,821
Total operating expenses	110,345	170,276

Operating income	93,472	93,182

Other Expenses
Interest expense	(1,498)	(2,025)

Net income	$91,974	$91,157

Operating Income; Net Income

Our operating and net income on a dollar amount basis remained relatively consistent for the period from January 1, 2012 through October 10, 2012 compared to the year ended December 31, 2011. But as a percentage of total revenues, the operating and net income increased by approximately 10%, from 35% for the year ended December 31, 2011 to approximately 45% for the period from January 1 to October 10, 2012. These changes are detailed below.

Revenue

Our revenues for the period from January 1 to October 10, 2012 were $203,817 and for the year ended December 31, 2011 were $263,458. The decrease of $59,641 in revenues were attributed to two projects that were completed in 2011 and we didn’t have any billings to these clients in 2012, and also due to a shorter period presented in 2012 compared to one full year in 2011.

Salaries

Salaries for the period from January 1 to October 10, 2012 were $96,059 or 47% of revenues and for the year ended December 31, 2011 were $147,455 or 56% of revenues. The main components of salary expense are as follows: i) Full time employees salary which amounted to $82,809 or 41% of revenues; and $98,873 or 38% of revenues during the period from January 1, 2012 through October 10, 2012 and the year ended December 31, 2011, respectively; and ii) Contractors cost which amounted to $13,250 or 7% of revenues; and $48,582 or 18% of revenues during the period from January 1, 2012 through October 10, 2012 and the year ended December 31, 2011, respectively. The Company had two engineering projects that were completed in 2011 and relied on hiring contractors to assist with these projects, while in 2012 there was no need for contractors and accordingly that drove the total salary expense as a percentage of revenues down in 2012 compared to 2011.

General and Administrative Expenses

General and administrative expenses for the period from January 1 to October 10, 2012 were $14,286 or 7% of revenues and for the year ended December 31, 2011 were $22,821 or 9% of revenues. General and administrative expenses mainly consisted of office expenses, out-of-pocket traveling expenses, accounting and consulting fees and insurance which were allocated from GMR to BPECS. The decrease of $8,535 in general and administrative expenses is due to a shorter period presented in 2012 compared to one full year in 2011.

Interest expense

Interest expense for the period from January 1 to October 10, 2012 was $1,498 or 1% of revenues and for the year ended December 31, 2011 was $2,025 or 1% of revenues. The decrease of $527 in interest expense is due to a shorter period presented in 2012 compared to one full year in 2011 as well as lower balance on the line of credit utilized.

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

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

				Aggregate				All	Annual
		Annual	Annual	Accrued		Stock	Comp-	Other	Compen-
		Earned	Payments	Salary Since		and	-ensation	Comp	sation
Name/Position	Year	Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Gary Riccio	2012	$10,000	0	0	0	0	0	0	10,000
President	2011	48,000	0	0	0	0	0	0	48,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)       Documents filed as part of this Report:

(1) Financial Statements—all consolidated financial statements of the Company as set forth under Item 8, commencing on page F-1 of this Report.

(2) Financial Statement Schedules— As a smaller reporting company we are not required to provide the information required by this item.

(3) Exhibits

No.	Description

2.1	Asset Exchange Agreement (1)
3.1	Certificate of Incorporation(2)
3.2	Bylaws (2)
23.1	Consent of Independent Registered Public Accounting Firm*
31	Certification pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act, as amended, by the Chief Executive Officer and Chief Financial Officer*
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer and Chief Financial Officer*

*	Filed herewith

(1)	Incorporated by reference to the Company’s Form S-1 filed on October 18, 2012.
(2)	Incorporated by reference to the Company’s Form 10-12G filed on June 2, 2011 (File No.: 000-54423).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

	By:	/s/ Gary Riccio
President
Dated: April 9, 2014

	By:	/s/ Gary Riccio
Principal financial officer

Dated: April 9, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Gary Riccio	Director	April 9, 2014

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BioPharma Manufacturing Solutions Inc.

We have audited the accompanying balance sheets of BioPharma Manufacturing Solutions, Inc. (the "Company") as of December 31, 2012 and 2011 and the related statements of operations, stockholders’ equity and cash flows for the year then ended December 31, 2012 and for the period from inception (April 20, 2011) through December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the year then ended and for the period from inception (April 20, 2011) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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
May 17, 2013

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

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2012	For the period from inception (April 20, 2011) through December 31, 2011

Revenues	$14,318	$-
Cost of revenues	-	-
Gross profit	14,318	-

Operating expenses	159,157	3,496

Loss before income tax	(144,839)	(3,496)

Income tax	-	-

Net loss	$(144,839)	$(3,496)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,031,747	40,902,549

The accompanying notes are an integral part of these financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2012	For the period from inception (April 20, 2011) through December 31, 2011
OPERATING ACTIVITIES
Net loss	$(144,839)	$(3,496)
Changes in operating assets and liabilities
Prepaid expense	85,400	(86,900)
Due from related party	41,621	(41,621)
Accrued liability	(50)	400
Net cash used in operating activities	(17,868)	(131,617)

FINANCING ACTIVITIES
Proceeds from issuance of common stock	15,350	403,050
Shareholder contribution	18,835	750
Redemption of common stock	(20,000)	(1,850)
Net cash provided by financing activities	14,185	401,950

Net (decrease) increase in cash	(3,683)	270,333

Cash, beginning of year	270,333	-

Cash, end of year	$266,650	$270,333

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

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

Notes to Financial Statements

The following table represents the computation of basic and diluted losses per share:

	Year ended December 31, 2012	The period from inception (April 20, 2011) through December 31, 2011
Loss available for common shareholder	$(144,839)	$(3,496)
Basic and fully diluted loss per share	$(0.00)	$(0.00)
Weighted average common shares outstanding - basic and diluted	94,031,747	40,902,549

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Director of

GMR Engineering Inc.:

We have audited the accompanying carve-out balance sheets as of December 31, 2011 and October 10, 2012 and the income statement, statements of equity and statements of cash flows of BioPharmaceutical Process Engineering and Consulting Services (the "Company")for the year ended December 31, 2011 and for the period from January 1, 2012 through October 10, 2012. These carve-out financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these carve-out financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the carve-out financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and October 10, 2012 and the income statements and the statements of cash flows for the year ended December 31, 2011 and for the period from January 1, 2012 through October 10, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Anton & Chia, LLP

Newport Beach, California

June 29, 2012

18

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

CARVE-OUT BALANCE SHEETS

AS OF OCTOBER 10, 2012 AND DECEMBER 31, 2011

	October 10, 2012	December 31, 2011
ASSETS

Current assets
Cash	$-	$-
Prepaid expenses	1,167
Due from GMR Engineering, Inc.	472,127	268,310
Total assets	$473,294	$268,310

LIABILITIES AND EQUITY

Credit line	$23,718	25,729
Accrued liabilities	10,074	12,706
Equity	439,503	229,875
Total liabilities and equity	$473,294	$268,310

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

CARVE-OUT INCOME STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH OCTOBER 10, 2012

AND THE YEAR ENDED DECEMBER 31, 2011

	For the period from January 1, 2012 to October 10, 2012	Year ended December 31, 2011

Revenues - net	$203,817	$263,458

Operating expenses
Salaries	96,059	98,873
General and administrative expenses	14,286	71,403
Total operating expenses	110,345	170,276

Operating income	93,472	93,182

Interest expense	1,498	2,025

Income tax	-	-

Net income	$91,974	$91,157

20

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

CARVE-OUT STATEMENTS OF EQUITY

FOR THE PERIOD  FROM JANUARY 1, 2012 THROUGH OCTOBER 10, 2012

AND THE YEAR ENDED DECEMBER 31, 2011

Balance at January 1, 2011	$4,852

Equity contribution	133,866

Net income	91,157
Balance at December 31, 2011	229,875

Equity contribution	117,654

Net income	91,974

Balance at October 10, 2012	$439,503

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

CARVE-OUT STATEMENTS OF CASH FLOWS

FOR THE PERIOD  FROM JANUARY 1, 2012 THROUGH OCTOBER 10, 2012 AND THE YEAR

ENDED DECEMBER 31, 2011

	For the period from January 1, 2012 to October 10, 2012	Year ended December 31, 2011

OPERATING ACTIVITIES
Net income	$91,974	$91,157
Changes in operating assets and liabilities
Prepaid expenses	(1,167)
Accrued liabilities	(2,682)	12,288
Due from GMR Engineering, Inc.	(203,817)	(263,458)
Net cash used in operating activities	(115,692)	(160,013)

FINANCING ACTIVITIES
Credit line	(1,962)
Capital contribution	117,654	160,013
Net cash provided by financing activities	115,692	160,013

Net (decrease) increase in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

NOTES TO CARVE-OUT FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

BioPharmaceutical Process Engineering and Consulting Services is a component of GMR Engineering Inc. (S-Corporation). BioPharmaceutical Process Engineering and Consulting Services may also be referred in these notes to the carve-out financial statements as “BPECs”, “the Business”, “the Company”, “we”, “us” or “our.”

The Company provides technology transfer and scale-up, process engineering, process automation and process validation consulting services to major biotech and pharmaceutical manufacturers in the Life Sciences industry. The Company assists clients in designing the processes and equipment used to manufacture biopharmaceutical products, provides the automation systems to monitor and control these manufacturing processes and assists in validating the manufacturing processes and facilities that house these processes. The Company provides turnkey technical support to its clients from laboratory formulation through clinical scale and commercial manufacturing, validation, FDA submission and approval.

GMR Engineering Inc. was incorporated on June 17, 1996 under the laws of the State of California, to engage in professional practice in automated process control and instrumentation systems in the pharmaceutical industry.

Basis of presentation

The accompanying carve-out financial statements of BioPharmaceutical Process Engineering and Consulting Services have been prepared from the historical accounting records of GMR Engineering Inc. Historically, financial statements have not been prepared on a stand-alone basis for BioPharmaceutical Process Engineering and Consulting Services, as it has not operated separately from GMR Engineering Inc. These financial statements reflect the carve-out results of revenues and expenses for BioPharmaceutical Process Engineering and Consulting Services in a manner consistent with how GMR Engineering Inc. managed the Business. All material revenues and expenses specifically identified to the Business have been presented in the carve-out financial statements in accordance with SAB.Topic 1B1, Allocation of Expenses and Related Disclosure in Financial Statements of Subsidiaries, Divisions or Lesser Business Components of Another Entity (SAB No. 55). BPECS has been allocated its portion of the following line items from GMR Engineering, Inc. utilizing total revenues and the revenues for each division. BPECs has been allocated its portion of prepaid expenses pertaining to software licensing, the line credit and accrued liabilities. The BPECs division does not utilize material amounts of equipment as it was simply the principal owner handling the day to day operations so no equipment was transferred to BPECs. GMR Engineering, Inc. is a non-taxable entity therefore no accrued or income tax expenses were allocated to BPECs. BPECs was allocated revenues based on its direct contracts obtained. Salaries, consultant expenses and general overhead and expenses (which includes advertising, accounting, legal and other selling, general and administrative expenses) were allocated based on relative revenues based on GMR’s Engineering, Inc’s total revenues. The carve-out financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).

Use of estimates

The preparation of carve-out financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Prepaid expenses

The Company prepays for its engineering software and other licenses (“Contracts”) at the beginning of the contract and the contractual arrangement is for a twelve month period and is prepaid at the beginning of the year. The prepaid expenses are amortized over the term of the Contracts. As of October 31, 2012, there was two months remaining on the Contracts where as of December 31, 2011 the full balance was paid.

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

NOTES TO CARVE-OUT FINANCIAL STATEMENTS

Equipment

The Company does not have any material equipment as it’s a services business and all software and computers are expensed in the first twelve months as part of general and administrative expenses.

Line of credit

GMR Engineering maintained a line of credit to finance its business. GMR Engineering has allocated approximately 20% of the total line of credit balance to BPECs which is its relative usage of the line of credit as BPECs is a service business. The line of credit is personally guaranteed by the owner of GMR Engineering and GMR Engineering has a maximum available balance of $130,000 with an annual interest rate of 8.75%.

Revenue recognition

Revenues are derived from process engineering, designing, customization, and software automation for certain pharmaceutical and biotechnological equipment. We recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”.  In all cases, revenue is recognized when we have evidence of an arrangement, a determinable fee, and when collection is considered to be probable and our services are completed.  At the time of transfer of BPECS to Biopharma Manufacturing Solutions Inc. (“BioPharma”), no revenue contracts were transferred from GMR Engineering, Inc (“GMR”).as all of GMR’s contracts, that included BPECs engineering services, had already been completed and respective revenues collected prior to the transfer. However, all of BPECs engineering capabilities were transferred from GMR to BioPharma at that time. As a result of the transfer of BPECs engineering capabilities, Biopharma Manufacturing Solutions Inc. was subsequently able to perform on, and complete, its first independent engineering service contract and realize revenue in the 4 th Quarter of 2012.

Concentration of risks

Concentration of customers

There were one client and two clients representing 10% or more of the Company’s revenue during the period from January 1, 2012 through October 10, 2012 and the year ended December 31, 2011, respectively.

	2012	2011

Client 1	$198,817	$193,226
Client 2	-	30,480
Others	5,000	39,752
	$203,817	$263,458

Salaries

Salaries are accrued and expensed in the period in which the associated services are rendered by employees and contractors to the business. Salaries include payroll taxes both the employee and employer. Salary expenses for the period from January 1, 2012 by October 10, 2012 and the year ended December 31, 2011, consisted of the following:

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

NOTES TO CARVE-OUT FINANCIAL STATEMENTS

	2012	2011

Direct hire employees	$82,809	$98,873
Contractors	13,250	48,582

	$96,059	$147,455

General and administrative expenses

As part of the carve out allocation, BioPharmaceutical Process Engineering and Consulting Services has been allocated general and administrative expenses from GMR Engineering, Inc. based on a historical percentage of revenues. Management believes that this method to allocate expenses is reasonable. General and administrative expenses mainly consist of office expenses, out-of-pocket traveling expenses, accounting and consulting fees and insurance.

Income tax expenses

The Company is taxed as an S- Corporation under the provisions of federal and state tax codes. Under federal laws, taxes based on income of an S- Corporation are payable by the shareholders individually. Accordingly, no provision for federal income taxes has been made in the accompanying carve-out financial statements.

Equity and due from GMR Engineering, Inc.

During the period ended October 10, 2012 and the year ended December 31, 2011 GMR Engineering, Inc. paid portion of the operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $117,654 and $133,866, respectively and have been recorded as equity since BioPharmaceutical Process Engineering and Consulting Services is not obligated to repay the amounts to GMR Engineering, Inc.

The due from GMR Engineering, Inc. reflects the net income and cash collected from revenues generated by BioPharmaceutical Process Engineering and Consulting Services that was retained by GMR Engineering, Inc. There is no interest accrued on this balance. The following represent the activity in the Due From GMR Engineering Inc. account for the period from January 1, 2011 to October, 10, 2012:

Balance at January 1, 2011	$4,852

Additions to Due from GMR Engineering, Inc.	263,458
Balance at December 31, 2011	268,310

Additions to Due from GMR Engineering, Inc.	203,817
Balance at October 10, 2012	$472,127

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

NOTES TO CARVE-OUT FINANCIAL STATEMENTS

General and administrative expenses

General and administrative expenses mainly consist of office expenses, out-of-pocket traveling expenses, accounting and consulting fees and insurance.

Income tax expenses

The Company is taxed as an S- Corporation under the provisions of federal and state tax codes. Under federal laws, taxes based on income of an S- Corporation are payable by the shareholders individually. Accordingly, no provision for federal income taxes has been made in the accompanying carve-out financial statements.

Subsequent events

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were available to be issued, and identified the following required disclosure:

On October 11, 2012, BioPharma Manufacturing Solutions, Inc., a Delaware Corporation (“BioPharma”) and GMR Engineering, Inc., executed an agreement where GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services in exchange for 1,000,000 shares of the voting common stock of BioPharma.

