Form 10-Q/A
period 2013-09-30
BioPharma Manufacturing Solutions Inc.
filed 2014-04-11
CIK 1522216

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

EXPLANATORY NOTE

BioPharma Manufacturing Solutions, Inc. (the “Company”) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on November 19, 2013, to include the financial statements of the Company for the three and nine months ended September 30, 2012 under Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(A DEVELOPMENT STAGE COMPANY)

TABLE OF CONTENTS

SEPTEMBER 30, 2013

Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	2

Condensed Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	3

Condensed Statements of Cash Flows for the three and nine months ended September 30, 2013 and 2012 (Unaudited)	4

Note to Condensed Financial Statements	5-7

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)

ASSETS

Current assets
Cash	$221,411	$266,650
Prepaid expense	375	1,500
Current assets	221,786	268,150

Equipment	3,748	-

Total assets	$225,534	$268,150

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$350	$350
Total liability	350	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,300,000 and 94,500,000 shares issued and outstanding, respectively	9,430	9,450
Discount on common stock issued to the shareholder	(400)	(400)
Additional paid-in capital	447,396	407,085
Accumulated deficit	(231,242)	(148,335)
Total stockholders' equity	225,184	267,800
Total liability and stockholders' equity	$225,534	$268,150

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

Fair Value of Financial Instruments

When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.  We use the following three levels of inputs in determining the fair value of our assets and liabilities, focusing on the most observable inputs when available:

·	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.
·	Level 2 - Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
·	Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

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

Results of Operations for the Nine Months Ended September 30, 2013 and 2012

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	Nine Months Ended September 30,
	2013	2012
Revenue	$53,549	$-
Cost of goods sold	33,365	-
Gross profit	20,184	-

Operating expenses:
General and administrative	98,557	122,524
Research and development	4,534	-
Amortization and depreciation	-	-
Total operating expenses	103,091	122,524

Operating loss	(82,907)	(122,524)

Income tax	-	-

Net loss	$(82,907)	$(122,524)

Operating Loss; Net Loss

Our net loss decreased by $39,617 to $82,907 from $122,524, for the nine months ended September 30, 2013 compared to September 30, 2012. The decrease in net loss compared to the prior year period is primarily a result of increase of gross profit due to the acquisition of BPECS in October 2012 and the revenue generated from BPECS business and a decrease in professional fees which was higher in 2012 due to the acquisition of BPECS. These changes are detailed below.

Revenue

Our revenue from the nine months ended September 30, 2013 was $53,549 compared to $0 for the nine months ended September 30, 2012.  All of our revenues were derived from the operations of BPECS engineering contracts. Acquisition of BPECS took place in October 2012 and therefore we didn’t recognize any revenue in the first nine month of 2012.

Cost of Goods Sold

Our cost of goods sold for the nine months ended September 30, 2013 were $33,365, compared to $0 for 2012.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses decreased by $23,967, to $98,557 for the nine months ended September 30, 2013, from $122,524 for the nine months ended September 30, 2012. The main components of general and administrative expenses in 2013 were $44,152 in accounting fees, $36,000 in salaries, $3,796 in corporate and SEC filing fees and $14,610 in other office related expenses. The main components of general and administrative expenses in 2012 were $32,390 in accounting fees, $87,272 in legal fees, $826 in corporate and SEC filing fees and $2,035 in other office related expenses. Although our operations started after we acquired BPECS in October 2012, the reason why general and administrative expenses decreased was mainly due to the high legal fees we incurred in 2012 compared to 2013 in connection with the BPECS acquisition.

Research and Development

Our research and development cost were $4,534 for the nine months ended September 30, 2013, compared to $0 for the nine months ended September 30, 2012.  The increase was attributable to cost incurred in 2013 on parts and software to build BioPharma’s prototype (GexPro) while we didn’t have any research and development cost in 2012 prior to acquiring BPECS.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	Three Months Ended September 30,
	2013	2012
Revenue	$53,549	$-
Cost of goods sold	33,365	-
Gross profit	20,184	-

Operating expenses:
General and administrative	28,099	63,934
Total operating expenses	28,099	63,934

Operating loss	(7,915)	(63,934)

Income tax	-	-

Net loss	$(7,915)	$(63,934)

Operating Loss; Net Loss

Our net loss decreased by $56,019 to $7,915 from $63,934, for the three months ended September 30, 2013 compared to September 30, 2012. The decrease in net loss compared to the prior year period is primarily a result of increase of gross profit due to the acquisition of BPECS in October 2012 and the revenue generated from BPECS business and a decrease in professional fees which was higher in 2012 due to the acquisition of BPECS. These changes are detailed below.

Revenue

Our revenue from the three months ended September 30, 2013 was $53,549 compared to $0 for the three months ended September 30, 2012.  All of our revenues were derived from the operations of BPECS engineering contracts. Acquisition of BPECS took place in October 2012 and therefore we didn’t recognize any revenue in the three months ended September 30, 2012.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2013 were $33,365, compared to $0 for 2012.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses decreased by $35,835, to $28,099 for the three months ended September 30, 2013, from $63,934 for the three months ended September 30, 2012. The main components of general and administrative expenses in 2013 were $11,610 in accounting fees, $12,000 in salaries, $454 in corporate and SEC filing fees and $4,035 in other office related expenses. The main components of general and administrative expenses in 2012 were $14,390 in accounting fees, $45,000 in legal fees and $4,544 in other office related expenses. Although our operations started after we acquired BPECS in October 2012, the reason why general and administrative expenses decreased was mainly due to the high legal fees we incurred in 2012 compared to 2013 in connection with the BPECS acquisition.

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

BioPharma Manufacturing Solutions, Inc.

Date:	April 9, 2014

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer

