Form 10-Q
period 2014-03-31
BioPharma Manufacturing Solutions Inc.
filed 2014-05-15
CIK 1522216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of May 1, 2014.

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Current assets
Cash	$128,875	$202,254
Accounts receivable	16,211	-
Prepaid expense	2,397	-
Deposit	4,094	4,094
Inventory	32,103	9,736
Current assets	183,680	216,084

Equipment, net	3,124	3,436

Total assets	$186,804	$219,520
LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$350	$350
Total liabilities	350	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares
authorized; 94,300,000 shares issued and outstanding, respectively	9,430	9,430
Discount on common stock issued to shareholder	(400)	(400)
Additional paid-in capital	476,464	462,410
Accumulated deficit	(299,041)	(252,270)
Total stockholders' equity	186,454	219,170
Total liability and stockholders' equity	$186,804	$219,520

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended March 31, 2014	For the three months ended March 31, 2013

Revenues	$31,442	$-
Cost of revenues	14,410	-
Gross profit	17,032	-

Operating expenses	63,803	44,160

Loss before income tax	(46,771)	(44,160)

Income tax	-	-

Net loss	$(46,771)	$(44,160)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,402,222

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the three months ended March 31, 2014	For the three months ended March 31, 2013
OPERATING ACTIVITIES
Net loss	$(46,771)	$(44,160)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	312	-
Expenses paid by shareholder	14,054	13,543
Changes in operating assets and liabilities
Accounts receivable	(16,211)	-
Prepaid expense	(2,397)	375
Inventory	(22,367)	-
Net cash used in operating activities	(73,379)	(30,242)

FINANCING ACTIVITIES
Redemption of common stock	-	(200)
Net cash provided by financing activities	-	(200)

Net decrease in cash	(73,379)	(30,442)

Cash, beginning of period	202,254	266,650

Cash, end of period	$128,875	$236,208

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 (2013 Form 10-K) as filed with the SEC.

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $299,041 from inception through March 31, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon generating enough revenues to support operations, financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

Management used their personal funds to pay certain overhead expenses incurred by the Company in the first quarter of 2014 and 2013. There is no assurance that the Company will ever be profitable. These condensed interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2014 and December 31, 2013.

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

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. On September 24, 2013, the Company purchased $3,748 of equipment and depreciation expense amounted to $312 and $0 in the three month periods ended March 31, 2014 and 2013, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition.”   Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

Costs of Goods Sold

Cost of goods sold includes cost of equipment purchased for resale to customers when providing engineering consulting services.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2014 and December 31, 2013, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

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

Recent Accounting Pronouncements

Adopted

In February 2013, FASB issued ASU  2013-04, Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date.  The objective of the amendments in this update is to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for those obligations addressed within existing guidance in U.S. GAAP.  The amendment requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and an additional amount the reporting entity expects to pay on behalf of its co-obligors.  The entity is required to disclose the nature and amount of the obligation as well as other information about those obligations.  The Company adopted this ASU as of January 1, 2014.  This adoption did not have an effect on our financial statements.

 Not Adopted

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to reduce diversity in practice for reporting discontinued operations. Under the previous guidance, any component of an entity that was a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group was eligible for discontinued operations presentation. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity’s operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The updated guidance is effective for periods beginning after December 15, 2014. The Company currently has no operations that are reported as discontinued operations and does not expect the adoption of this guidance to have a material effect on its financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. RELATED PARTY TRANSACTIONS

During the three months period ended March 31, 2014, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $14,054 and have been recorded to Additional paid-in capital as a shareholder contribution.

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

The Company was a developmental stage since inception until October 11, 2012, at which time BioPharma and GMR Engineering, Inc., executed an agreement whereby GMR Engineering Inc., agreed to transfer its BioPharmaceutical Process Engineering and Consulting Services (“BPECS”), a component of GMR Engineering Inc., to the Company in exchange for 1,000,000 shares of the Company's common stock. As a result of this acquisition, the Company started recognizing revenue from its principal operations and is therefore no longer classified as a development stage enterprise. Gary Riccio, who is the sole director and officer of the Company, resigned as an officer and director of GMR Engineering effective December 31, 2013.

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

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of ($299,041) from inception to March 31, 2014. The Company acquired BPECS on October 11, 2012 and did not generate sufficient revenue to meet its obligation requirements. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	Three Months Ended March 31,
	2014	2013
Revenue	$31,442	$-
Cost of goods sold	14,410	-
Gross profit	17,032	-

Operating expenses:
General and administrative	48,484	39,626
Research and development	15,006	4,534
Amortization and depreciation	313	-
Total operating expenses	63,803	44,160

Operating loss	(46,771)	(44,160)

Income tax	-	-

Net loss	$(46,771)	$(44,160)

Operating Loss; Net Loss

Our net loss increased by $2,611 to $46,771 from $44,160, for the three months ended March 31, 2014 compared to March 31, 2013. The increase in net loss compared to the prior year period is primarily a result of increase in our operating expenses partially offsetted by an increase in gross profit. These changes are detailed below:

Revenue

Our revenue from the three months ended March 31, 2014 was $31,442 compared to $0 for the three months ended March 31, 2013. All of our revenues were derived from the acquisition of BPECS. Although the acquisition of BPECS was completed in October 2012, the Company didn’t not have any billings related to services provided during the quarter ended March 31, 2013.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2014 were $14,410, compared to $0 for the three months ended March 31, 2013.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses increased by $8,858, to $48,484 for the three months ended March 31, 2014, from $39,626 for the three months ended March 31, 2013. The main components of general and administrative expenses during the three months ended March 31, 2014 were $29,500 in accounting and legal fees, $12,000 in salaries, $1,032 in corporate and SEC filing fees and $5,952 in other office related expenses. The main components of general and administrative expenses during the three months ended March 31, 2013 were $19,562 in accounting and legal fees, $12,000 in salaries, $2,598 in corporate and SEC filing fees and $5,466 in other office related expenses. The main reason for the increase in general and administrative expenses was an increase in accounting fees due to current review by the SEC of our prior periodic filings and registration statements and amending these forms.

Research and Development

Our research and development cost were $15,006 for the three months ended March 31, 2014, compared to $4,534 for the three months ended March 31, 2013.  The increase was attributable to increased cost related to developing BioPharma prototype.

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $183,680 and we had total current liabilities of $350.

Operating activities used $73,379 in cash for the three months ended March 31, 2014, as compared to using $30,242 in cash for the three months ended March 31, 2013. Our net loss of ($46,771) for the three months ended March 31, 2014, increase in accounts receivable and inventory, primarily accounted for the increase in our negative operating cash flow. Financing activities during the three months ended March 31, 2014 generated $0 in cash.

As of March 31, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective due to the presence of material weaknesses in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weaknesses which have caused management to conclude that, as of March 31, 2014, our disclosure controls and procedures were not effective: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Remediation Plan to Address the Material Weaknesses in Internal Control over Financial Reporting

Our company plans to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we were not able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

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

Item 1A: Risk Factors

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on March 31, 2014 are hereby incorporated by reference herein. Readers are encouraged to read the Form 10-K including those risk factors.

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

BioPharma Manufacturing Solutions, Inc.

Date:	May 15, 2014

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer

