Form 10-K/A
period 2012-12-31
BioPharma Manufacturing Solutions Inc.
filed 2014-06-03
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Documents incorporated by reference:        None

EXPLANATORY NOTE

BioPharma Manufacturing Solutions, Inc. (the “Company”) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2013, as amended by Amendment No. 1 filed with the SEC on April 11, 2014 (the Form 10-K)

This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

Results of Operations for the Years Ended December 31, 2012 and 2011

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	Years Ended December 31,
	2012	2011
Revenue	$14,318	$-
Cost of goods sold	-	-
Gross profit	14,318	-

Operating expenses:
General and administrative	144,589	3,496
Research and development	14,568	-
Amortization and depreciation	-	-
Total operating expenses	159,157	3,496

Operating loss	(144,839)	(3,496)

Income tax	-	-

Net loss	$(144,839)	$(3,496)

Operating Loss; Net Loss

Our net loss increased by $141,343 to $144,839 from $3,496, for the year ended December 31, 2012 compared to December 31, 2011. The increase in net loss compared to the prior year period is primarily a result of our acquisition of BPECS in October 2012, with minimal revenues recognized and increase in legal and accounting cost in connection with the Acquisition. These changes are detailed below.

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

ITEM 11. EXECUTIVE COMPENSATION

Remuneration of Officers: Summary Compensation Table

					Aggregate				All	Annual
			Annual	Annual	Accrued		Stock	Comp-	Other	Compen-
			Earned	Payments	Salary Since		and	-ensation	Comp	sation
Name/Position	Year		Salary	Made	Inception	Bonus	Options	Plans	ensation	Total

Gary Riccio	2012	(1)	$10,581	0	0	0	0	0	0	10,581
President	2011	(2)	48,000	0	0	0	0	0	0	48,000

(1) Mr. Riccio’s compensation is $4,000 per month. The 2012 compensation above represents the allocation of Mr. Riccio’s salary after the date of BPECS acquisition (the period from October 12, 2012 to December 31, 2012)

(2) The 2011 compensation of $48,000 represents Mr. Riccio’s salary from BPECS for the year of 2011 (prior to the acquisition of BPECS by BioPharma in 2012).

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

(a)        Documents filed as part of this Report:

(1) Financial Statements-all consolidated financial statements of the Company as set forth under Item 8, commencing on page F-1 of this Report.

(2) Financial Statement Schedules- As a smaller reporting company we are not required to provide the information required by this item.

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

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

	By:	/s/ Gary Riccio
President
Dated: June 3, 2014

	By:	/s/ Gary Riccio
Principal financial officer

Dated: June 3, 2014

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	OFFICE	DATE

Gary Riccio	Director	June 3, 2014

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

December 15, 2012

15

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

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

CARVE-OUT INCOME STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH OCTOBER 10, 2012

AND THE YEAR ENDED DECEMBER 31, 2011

	For the period from January 1, 2012 to October 10, 2012	Year ended December 31, 2011

Revenues - net	$203,817	$263,458

Operating expenses
Salaries	96,059	147,455
General and administrative expenses	14,286	22.821
Total operating expenses	110,345	170,276

Operating income	93,472	93,182

Interest expense	1,498	2,025

Income tax	-	-

Net income	$91,974	$91,157

17

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

