Form 10-K/A
period 2013-12-31
BioPharma Manufacturing Solutions Inc.
filed 2014-06-03
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Documents incorporated by reference: None

EXPLANATORY NOTE

BioPharma Manufacturing Solutions, Inc. (the “Company”) is filing this amendment (the Form 10-K/A) to our Annual Report on Form 10-K for the year ended December 31, 2013 (the Form 10-K), filed with the U.S. Securities and Exchange Commission on March 31, 2013. This Form 10-K/A should be read in conjunction with the original Form 10-K, which continues to speak as of the date of the Form 10-K. Except as specifically noted above, this Form 10-K/A does not modify or update disclosures in the original Form 10-K. Accordingly, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update any related or other disclosures.

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

Due to the dynamics of the drug development sector, the Company believes that biotechnology and pharmaceutical companies, both large and small, are actively looking for new ways to conduct business. Any solution that will accelerate success in this difficult environment should hold appeal, and in particular, better abilities to discover, develop and deliver new drugs. In addition, companies want to find avenues to manufacture these drugs more cost-effectively and to sell and market them more successfully once developed. The Company believes that a novel and integrated solution - a “virtual company” offers many benefits. Such a virtual company would allow the company to retain key intellectual expertise while outsourcing or partnering with specialized pharmaceuticals firms that can provide complimentary drug research, development and manufacturing expertise.

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

Relationship with GMR

GMR is an entity which was under common control by Mr. Riccio (the sole officer and director of the Company) until December 31, 2013, at which time he resigned his position as Chief Executive Officer of GMR. The Company which previously used office space free-of-charge provided by GMR has recently entered into an agreement to rent virtual office space.

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

ITEM 2. PROPERTIES

On February 24, 2014, the Company completed an agreement to lease virtual office/meeting room space in a facility operated by Regus in Irvine, CA. This agreement provides for daily telephone answering, messaging and fax services, use of office space for two days per month with paid access to conference rooms on an as-needed basis. The lease terms are month to month and the monthly rental payment is $ 219.00 per month. In the future, as may be needed by the future growth of the business, the Company may lease an operational facility that would allow the Company to expand manufacturing of certain components and equipment used in its business.

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

General and Administrative Expenses

General and administrative expenses increased by $892, to $145,481for the year ended December 31, 2013, from $144,589 for the year ended December 31, 2012. The main components of general and administrative expenses in 2013 were $61,152 in accounting fees, $8,531 in legal fees, $48,000 in salaries, $7,401 in corporate and SEC filing fees and $20,397 in other office related expenses.

 Research and Development

Our research and development cost were $4,534 for the year ended December 31, 2013, compared to $14,568 for the year ended December 31, 2012.  The decrease was attributable to more research and development cost were incurred after acquiring BPECS in the fourth quarter of 2012 on parts and software to build BioPharma’s prototype (GexPro).

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

ITEM 11. EXECUTIVE COMPENSATION

Description of Compensation Table

					Aggregate				All	Annual
		Annual		Annual	Accrued			Comp-	Other	Comp-
		Earned		Payments	Salary Since		Stock and	-ensation	Comp-	ensation
Name/Position	Year	Salary		Made	Inception	Bonus	Options	Plans	ensation	Total

Gary Riccio	2013	48,000	(1)	0	0	0	0	0	0	48,000	(1)
President	2012	10,581	(1)	0	0	0	0	0	0	10,581	(1)

(1)  All amounts are accrued and unpaid.

The information in the table above is presented as of December 31, 2013. Mr. Riccio’s compensation is $4,000 per month. The 2012 compensation above represents the allocation of Mr Riccio’s salary after the date of BPECS acquisition (the period from October 12, 2012 to December 31, 2012)

The sole officer has received certain shares of common stock in the Company in connection with the Acquisition. Accordingly, the Company has not recorded any compensation expense in respect of any shares issued to the officers as such shares do not represent compensation that was paid to any officer.

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

BioPharma Manufacturing Solutions, Inc. (Registrant)

Date: June 3, 2014	/s/ Gary Riccio
	By:	Gary Riccio
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GARY RICCIO	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	June 3, 2014
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

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

December 31, 2013 and 2012

4. INCOME TAXES (continued)

	Years ended December 31,
	2013		2012
Federal income tax rate at 35%	$(90,000)	35.0%	$(52,000)	35.0%
State income tax, net of federal benefit	-	- %	-	- %
Change in valuation allowance	90,000	(35.0)%	52,000	(35.0)%

Benefit for income taxes	$-	- %	$-	- %

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

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

CARVE-OUT INCOME STATEMENTS

FOR THE PERIOD FROM JANUARY 1, 2012 THROUGH OCTOBER 10, 2012

AND THE YEAR ENDED DECEMBER 31, 2011

	For the period
	from January 1,	Year ended
	2012 to October	December 31,
	10, 2012	2011

Revenues - net	$203,817	$263,458

Operating expenses
Salaries	96,059	147,455
General and administrative expenses	14,286	22,821
Total operating expenses	110,345	170,276

Operating income	93,472	93,182

Interest expense	1,498	2,025

Income tax	-	-

Net income	$91,974	$91,157

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

BIOPHARMACEUTICAL PROCESS ENGINEERING AND CONSULTING SERVICES

CARVE-OUT STATEMENTS OF CASH FLOWS

FOR THE PERIOD  FROM JANUARY 1, 2012 THROUGH OCTOBER 10, 2012 AND THE YEAR

ENDED DECEMBER 31, 2011

	For the period
	from January 1,	Year ended
	2012 to October	December 31,
	10, 2012	2011

OPERATING ACTIVITIES
Net income	$91,974	$91,157
Changes in operating assets and liabilities
Prepaid expenses	(1,167)
Accrued liabilities	(2,682)	12,288
Due from GMR Engineering, Inc.	(203,817)	(263,458)
Net cash used in operating activities	(115,692)	(160,013)

FINANCING ACTIVITIES
Credit line	(1,962)
Capital contribution	117,654	160,013
Net cash provided by financing activities	115,692	160,013

Net (decrease) increase in cash	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

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

