Form 10-Q
period 2014-06-30
BioPharma Manufacturing Solutions Inc.
filed 2014-08-14
CIK 1522216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period  to  __________

  Commission File Number: 000-54147

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of August 11, 2014.

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$78,611	$202,254
Accounts receivable	35,006	-
Prepaid expense	2,534	-
Deposit	4,094	4,094
Inventory	20,787	9,736
Current assets	141,032	216,084

Equipment, net	3,518	3,436

Total assets	$144,550	$219,520

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$10,591	$350
Total liabilities	10,591	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,300,000 shares issued and outstanding, respectively	9,430	9,430
Discount on common stock issued to shareholder	(400)	(400)
Additional paid-in capital	491,167	462,410
Accumulated deficit	(366,239)	(252,270)
Total stockholders' equity	133,958	219,170
Total liability and stockholders' equity	$144,550	$219,520

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Revenues	$26,557	$-	$57,999	$-
Cost of revenues	22,060	-	36,470	-
Gross profit	4,497	-	21,529	-

Operating expenses	71,695	30,832	135,498	74,992

Loss before income tax	(67,198)	(30,832)	(113,969)	(74,992)

Income tax	-	-	-	-

Net loss	$(67,198)	$(30,832)	$(113,969)	$(74,992)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,300,000	94,300,000	94,350,829

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the six months ended June 30, 2014	For the six months ended June 30, 2013
OPERATING ACTIVITIES
Net loss	$(113,969)	$(74,992)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities
Depreciation and Amortization	689	-
Expenses paid by shareholder	28,757	-
Changes in operating assets and liabilities
Accounts receivable	(35,006)	-
Prepaid expense	(2,534)	750
Inventory	(11,051)	(19,614)
Accrued liability	10,241	-
Net cash used in operating activities	(122,873)	(93,856)

INVESTING ACTIVITIES
Purchase of equipment	(770)	-

Total cash flows used in investing activities	(770)	-

FINANCING ACTIVITIES
Proceeds from stockholders' additional paid-in capital	-	26,982
Redemption of common stock	-	(20)
Net cash provided by financing activities	-	26,962

Net decrease in cash	(123,643)	(66,894)

Cash, beginning of period	202,254	266,650

Cash, end of period	$78,611	$199,756

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

BioPharma had been in the developmental stage since inception and its operations limited to issuing shares to various investors until October 11, 2012. Subsequent to the acquisition, during the fourth quarter of 2012, the Company started recognizing revenue from its engineering and consulting services and is therefore no longer classified as a development stage enterprise. The Company is currently working on service contracts.

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

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $366,239 from inception through June 30, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

These unaudited condensed interim financial statements have been prepared on a going concern basis, which implies the Company will continue to meet its obligations and continue its operations for the next fiscal year. The continuation of the Company as a going concern is dependent upon generating enough revenues to support operations, financial support from its stockholders and the ability of the Company to obtain necessary equity financing to continue operations.

Management used their personal funds to pay certain overhead expenses incurred by the Company in 2013 and 2012. There is no assurance that the Company will ever be profitable. These unaudited condensed interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Use of Estimates

In preparing these unaudited condensed interim financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2014 and December 31, 2013.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. From time to time, the Company may maintain cash balances at certain institutions in excess of the Federal Deposit Insurance Corporation limit.

The Company has a general credit policy of net 60 days. As of June 30, 2014, the Company has outstanding accounts receivable balance of $8,449 from a related party sales transaction. The balance has been outstanding for more than 90 days.

Inventory

Inventory is stated at the lower of cost or market. Inventory consists primarily of purchased equipment which will be sold to clients as part of engineering consulting services.

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. On September 24, 2013, the Company purchased $3,748 of equipment and depreciation expense amounted to $689 and $0 in the six month periods ended June 30, 2014 and 2013, respectively.

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

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014 and December 31, 2013, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

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

3. RELATED PARTY TRANSACTIONS

During the six months period ended June 30, 2014, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $28,757 and have been recorded to additional paid-in capital as a shareholder contribution.

As of June 30, 2014, the Company has one related-party customer, GMR Engineering. Sales to GMR engineering for the three months and six months ended June 30, 2014 was $5,951 and $16,211, respectively.

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

On October 18, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 72,000,000 shares of common stock of BioPharma Manufacturing Solutions, Inc. at $.08 per share offered by the holders thereof. That registration statement became effective on June 18, 2014.

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

The Company's independent auditors have substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of ($366,239) from inception to June 30, 2014. The Company acquired BPECS on October 11, 2012 and did not generate sufficient revenue to meet its obligation requirements. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	For the three months ended June 30, 2014	For the three months ended June 30, 2013	For the six months ended June 30, 2014	For the six months ended June 30, 2013

Revenues	$26,557	$-	$57,999	$-
Cost of revenues	22,060	-	36,470	-
Gross profit	4,497	-	21,529	-

Operating expenses	71,695	30,832	135,498	74,992

Loss before income tax	(67,198)	(30,832)	(113,969)	(74,992)

Income tax	-	-	-	-

Net loss	$(67,198)	$(30,832)	$(113,969)	$(74,992)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,300,000	94,300,000	94,350,829

Operating Loss; Net Loss

Our net loss increased from $30,832 to $67,198 for the three months ended June 30, 2014 compared to June 30, 2013, and increased from $74,992 to $113,969 for the six months ended June 30, 2014 compared to June 30, 2013. The increase in net loss compared to the prior year period is primarily a result of increase in our operating expenses partially offset by an increase in gross profit.

Revenue

Our revenues for the three months ended June 30, 2014 were $26,557 compared to $0 for the three months ended June 30, 2013, and were $57,999 for the six months ended June 30, 2014 compared to $0 for the six months ended June 30, 2013.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2014 were $22,060 compared to $0 for the three months ended June 30, 2013.  Our cost of goods sold for the six months ended June 30, 2014 were $36,470 compared to $0 for the six months ended June 30, 2013.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

Operating Expenses

Operating expenses increased by $40,863 to $71,695 for the three months ended June 30, 2014, from $30,832 for the three months ended June 30, 2013. The main components of operating expenses during the three months ended June 30, 2014 were $27,310 in accounting and legal fees, $12,000 in salaries, $8,219 in corporate and SEC filing fees and $14,093 in sales and marketing expenses. The main components of operating expenses during the three months ended June 30, 2013 were $12,980 in accounting and legal fees, $12,000 in salaries, $744 in corporate and SEC filing fees and $2,095 in sales and marketing expenses.

Operating expenses increased by $60,506 to $135,498 for the six months ended June 30, 2014, from $74,992 for the six months ended June 30, 2013. The main components of operating expenses during the six months ended June 30, 2014 were $56,810 in accounting and legal fees, $24,000 in salaries, $9,251 in corporate and SEC filing fees and $16,201 in sales and marketing expenses. The main components of operating expenses during the six months ended June 30, 2013 were $32,542 in accounting and legal fees, $24,000 in salaries, $3,342 in corporate and SEC filing fees and $2,095 in sales and marketing expenses.

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $141,032 and we had total current liabilities of $10,591.

Operating activities used $122,873 in cash for the six months ended June 30, 2014, as compared to using $93,856 in cash for the six months ended June 30, 2013.

Our net loss was ($113,969) for the six months ended June 30, 2014 compared to a net loss of ($74,992) for the six months ended June 30, 2013. Our increase in net loss was primarily the result of an increase in operating expenses.

Investing activities during the six months ended June 30, 2014 used $770 in cash due to purchase of equipment compared to $0 for the six months ended June 30, 2013.

Financing activities during the six months ended June 30, 2014 was $0 compared to $26,962 generated during the six months ended June 30, 2013 from proceeds from stockholder’s additional paid in capital.

As of June 30, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Going Concern

We have an accumulated deficit, negative cash flow from operations and have not yet received significant revenues. These factors create substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent on generating cash from operations or through the sale of our common stock and/or obtaining debt financing and attaining future profitable operations. Management’s plans include selling our equity securities and obtaining debt financing to fund our capital requirement and ongoing operations; however, there can be no assurance we will be successful in these efforts.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer (who is the same person), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer (who is the same person) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management's report was not subject to attestation by the Company's registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioPharma Manufacturing Solutions, Inc.

Date:	August 14, 2014

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer

