Form 10-Q
period 2014-09-30
BioPharma Manufacturing Solutions Inc.
filed 2014-11-14
CIK 1522216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of November 11, 2014.

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED BALANCE SHEETS

ASSETS	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
Current assets
Cash	$54,577	$202,254
Accounts receivable	16,290	-
Prepaid expense	1,423	-
Deposit	4,094	4,094
Inventory	28,295	9,736
Current assets	104,679	216,084

Equipment, net	6,346	3,436

Total assets	$111,025	$219,520

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$10,591	$350
Total liabilities	10,591	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares
authorized; 94,300,000 shares issued and outstanding, respectively	9,430	9,430
Discount on common stock issued to shareholder	(400)	(400)
Additional paid-in capital	505,870	462,410
Accumulated deficit	(414,466)	(252,270)
Total stockholders' equity	100,433	219,170
Total liability and stockholders' equity	$111,025	$219,520

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended September 30, 2014	For the three months ended September 30, 2013	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Revenues	$10,339	$53,549	$68,338	$53,549
Cost of revenues	2,722	33,365	39,192	33,365
Gross profit	7,617	20,184	29,147	20,184

Operating expenses	55,845	28,099	191,343	103,091

Loss before income tax	(48,228)	(7,915)	(162,196)	(82,907)

Income tax	-	-	-	-

Net loss	$(48,228)	$(7,915)	$(162,196)	$(82,907)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,300,000	94,300,000	94,333,700

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013
OPERATING ACTIVITIES
Net loss	$(162,196)	$(82,907)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	1,357	-
Expenses paid by shareholder	43,460	-
Changes in operating assets and liabilities
Accounts receivable	(16,290)	-
Prepaid expense	(1,423)	1,125
Inventory	(18,559)	-
Accrued liability	10,241	-
Net cash used in operating activities	(143,411)	(81,782)

INVESTING ACTIVITIES
Purchase of equipment	(4,266)	(3,748)

Total cash flows used in investing activities	(4,266)	(3,748)

FINANCING ACTIVITIES
Shareholder contribution		40,311
Proceeds from stockholders' additional paid-in capital	-	-
Redemption of common stock	-	(20)
Net cash provided by financing activities	-	40,291

Net decrease in cash	(147,677)	(45,239)

Cash, beginning of period	202,254	266,650

Cash, end of period	$54,577	$221,411

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

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $414,466 from inception through September 30, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2014 and December 31, 2013.

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

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. Depreciation expense amounted to $1,357 and $0 in the nine month periods ended September 30, 2014 and 2013, respectively.

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

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

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

3. RELATED PARTY TRANSACTIONS

During the nine months period ended September 30, 2014, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $43,459 and have been recorded to additional paid-in capital as a shareholder contribution.

As of September 30, 2014, the Company has one related-party customer, GMR Engineering. Sales to GMR engineering for the three months and nine months ended September 30, 2014 was $0 and $16,211, respectively.

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

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $414,466 from inception to September 30, 2014. The Company acquired BPECS on October 11, 2012 and did not generate sufficient revenue to meet its obligation requirements. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Results of Operations for the Three and Nine months Ended September 30, 2014 and 2013

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$10,339	$53,549	$68,338	$53,549
Cost of revenues	2,722	33,365	39,192	33,365
Gross profit	7,617	20,184	29,147	20,184

Operating expenses:
General and administrative	52,426	28,099	167,958	98,557
Research and development	2,751	-	22,028	4,534
Amortization and depreciation	668	-	1,357	-
Total operating expenses	55,845	28,099	191,343	103,091

Operating loss	(48,228)	(7,915)	(162,196)	(82,907)

Income tax	-	-	-	-

Net loss	$(48,228)	$(7,915)	$(162,196)	$(82,907)

Operating Loss; Net Loss

Our net loss increased by $40,313 for the three months ended September 30, 2014 compared to September 30, 2013, and increased by $79,289 for the nine months ended September 30, 2014 compared to September 30, 2013. The increase in net loss compared to the prior year periods is primarily a result of increase in our operating expenses.

Revenue

Our revenues for the three months ended September 30, 2014 declined by $43,210 compared to the three months ended September 30, 2013, and increased by $14,789 for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The reason for the changes is due to timing of our billing.

Cost of Goods Sold

Our cost of goods sold for the three months ended September 30, 2014 were $30,643 lower than the three months ended September 30, 2013.  Our cost of goods sold for the nine months ended September 30, 2014 were $5,827 higher than the nine months ended September 30, 2013. These changes are in line with the changes in revenues during the same periods. Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses increased by $24,327 in the three months ended September 30, 2014 compared to the three months ended September 30, 2013. The main components of general and administrative expenses during the three months ended September 30, 2014 were $12,570 in accounting and legal fees, $12,000 in salaries, $19,767 in sales and marketing and $6,978 in other office related expenses. The main components of general and administrative expenses during the three months ended September 30, 2013 were $11,610 in accounting and legal fees, $12,000 in salaries and $4,489 in other office related expenses.

General and administrative expenses increased by $69,401 in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013. The main components of general and administrative expenses during the nine months ended September 30, 2014 were $69,380 in accounting and legal fees, $36,000 in salaries, $11,375 in corporate and SEC filing fees, $35,968 in sales and marketing and $15,236 in other office related expenses. The main components of general and administrative expenses during the nine months ended September 30, 2013 were $44,152 in accounting and legal fees, $36,000 in salaries, $3,796 in corporate and SEC filing fees and $14,610 in other office related expenses. The main reason for the increase in general and administrative expenses was an increase in accounting fees due to current review by the SEC of our prior periodic filings and registration statements and amending these forms as well as increase in sales and marketing expenses.

Research and Development

Our research and development cost were $2,751 higher for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.  Our research and development cost were $17,494 higher for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.  The increase was attributable to increased cost related to developing BioPharma prototype.

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $104,679 and we had total current liabilities of $10,591.

Operating activities used $143,411 in cash for the nine months ended September 30, 2014, as compared to using $81,782 in cash for the nine months ended September 30, 2013.

Our net loss was $162,196 for the nine months ended September 30, 2014 compared to a net loss of $82,907 for the nine months ended September 30, 2013. Our increase in net loss was primarily the result of an increase in general and administrative expenses.

Investing activities during the nine months ended September 30, 2014 used $4,266 in cash compared to $3,748 during the nine months ended September 30, 2013. Cash used in investing activities were mainly a result of equipment purchases.

Financing activities during the nine months ended September 30, 2014 generated $0 in cash compared to $40,311 during the nine months ended September 30, 2013. Cash generated by investing activities in 2013 were mainly due to shareholder contribution.

As of September 30, 2014 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ending September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioPharma Manufacturing Solutions, Inc.

Date:	November 14, 2014

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer

