Form 10-K
period 2014-12-31
BioPharma Manufacturing Solutions Inc.
filed 2015-04-15
CIK 1522216

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 : For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

300 Spectrum Center Drive, Suite 400

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

$ 0

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Outstanding at March 25, 2015

Common Stock, par value $0.0001	94,300,000 shares

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

On October 18, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 72,000,000 shares of its common stock held by the owners thereof offered at $.08 per share. The registration statement became effective on June 18, 2014.

The Company’s address is 300 Spectrum Center Drive, Suite 400, Irvine, California 92618. The Company’s main phone number is (562) 244-9785.

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

A pharmaceutical industry analyst at Visiongain echoed this outlook  in 2011, noting that “[t]he global pharmaceutical contract manufacturing industry will benefit from a continued move to strategic outsourcing by the pharmaceutical industry,” and “[t]hat industry will look more to long-term relationships with a few selected contract manufacturing organizations (CMOs) as the decade goes on. Becoming a full-service CMO or specializing in a niche area will best allow contract manufacturers to take advantage of these strategic partnerships.” In the October 2014 issue of the Journal Of Business Chemistry, the article entitled, “Outsourcing of Pharmaceutical Manufacturing – A Strategic Partner Selection Process by Gunter Festel, Mikko De Nardo and Timo Simmen speak to this issue, “Outsourcing of manufacturing is increasingly seen as a way to reduce operating costs and improve competitiveness.” The Company hopes to capitalize on its extensive history of successfully providing innovative solutions to existing biotechnology and pharmaceutical clients. The Company plans to address the niche opportunity with specialized facilities and equipment, organization and personnel, and its testing and operations capabilities required to support all phases of clinical drug development.

The Market

Based upon publically available information (including the 2013 IMAP Global Pharma & Biotech M&A Report), the Company expects that the global pharmaceutical market would grow by 4.14% and cross $1 Trillion as of year-end 2016. There are many challenges facing the industry that will impact the future growth of the pharmaceutical industry: mergers and acquisitions, patent expiration, growth of generics, drug spending, growing regulatory pressures from the FDA growth of the emerging markets and low productivity of R&D activities leading to decreasing products in the drug development pipeline.

The Company believes, based on management’s estimates and understanding of industry data and information, that the pharmaceutical and biotechnology industry is estimated to have over 384 active global development projects valued at about $13 billion in capital spending each year. The Company expects continued robust growth for the major areas in capital spending that support new drug development projects, including grassroots construction, production, packaging and line expansions/additions, research and development facilities and process upgrades, and construction and building of specialized plants.

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

Product Cost Breakdown (approx.):

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

-Filing for patents on the Company’s designs

-Actively marketing the Company’s products

-Delivering products per clients’ schedules and budget requirements

-Supporting clients’ validation and FDA submission efforts

To date, the Company has mostly self-funded the initial launch including prototype development and initial sales and marketing efforts from existing capital reserves and ongoing cash flow from its engineering services business operations.  Going forward, the company may initiate efforts to raise additional capital to complement increasing revenues from operations. These funds will be used to pay for sales and marketing efforts to secure larger engineering contracts and for supporting both the upfront equipment and materials costs to perform on those contracts and the length of time from project milestone completion to receipt of payment for services rendered.

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

Up until the time of the Acquisition, BPECS was a constituent part of the entity GMR. As such, BPECS benefited from the longstanding reputation and industry acceptance afforded to GMR, which has a track record of more than 16 years in the industry. The Company may not be able to continue to generate business, maintain client relationships and/or expand its operations as an entity that is separate from GMR. The Company has already received purchase order contracts for its services from a major pharmaceutical company and is in the process of fulfilling its contractual obligations under these projects (these purchase orders were initially received through GMR’s reputation with the client, which helped secured the first purchase order; however, all of the project execution and work under the purchase orders are the sole responsibility of the Company, and having already successfully completed work on one of the first contracts for the client, the Company is now an approved supplier of the client and solicits business from, and works directly with, the client.The Company has been generating increasing revenue from its major client and just finished performing on two engineering service contracts that it was awarded in November-December 2014. The company is also pursuing and bidding on engineering projects for potential new clients.

The Company only has one significant customer relationship, which exposes the Company to a substantial client concentration risk.

As of December 31, 2014, the Company only had one significant customer relationship, and as such, the Company’s business is dependent on its existing customer relationship (subsequently, the Company has started doing work for two separate divisions of its major client and is also working on a project for another company). The Company is in the process of building additional customer relationships and bidding on projects for potential new customers. However, until the Company obtains additional customers, the Company will be exposed to a substantial client concentration risk as a result of having only one customer relationship. The loss of this customer could have a severely adverse effect on the Company’s business and operations.

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

ITEM 2. PROPERTIES

On February 24, 2014, the Company completed an agreement to lease approximately 800 square feet of shared office space in Irvine, CA and is moving its operation to this location. The lease terms are month to month and the monthly rental payment is $219.00 per month. In the future, as may be needed by the future growth of the business, the Company may lease an operational facility that would allow the Company to expand manufacturing of certain components and equipment used in its business.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, threatened or actual legal proceedings in which the Company or any subsidiary is a party.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not currently trading and has not traded in the past.  We therefore have no historical trading or price information for our common stock.

On October 18, 2012, the Company filed with the Securities and Exchange Commission a registration statement on Form S-1 for the offer and sale of 72,000,000 shares of its common stock held by the owners thereof offered at $.08 per share. The registration statement became effective on June 18, 2014. No assurances can be given that a public market will develop or that, if a market does develop, it will be sustained. The offering price for the Shares has been arbitrarily determined by the Company and does not necessarily bear any direct relationship to the assets, operations, book or other established criteria of value of the Company.

Holders

As of March 31, 2015, there are approximately 44 shareholders of record of our common stock The Company has engaged Globex Transfer, LLC of Deltona, FL as its transfer agent.

Dividends

We have never paid cash dividends on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividends will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors that our board of directors may deem relevant. Our retained earnings deficit currently limits our ability to pay dividends.

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

Results of Operations for the Years Ended December 31, 2014 and 2013

BioPharma Manufacturing Solutions, Inc. Summary of Results of Operations

	Years Ended December 31,
	2014	2013
Revenue	$108,180	79,757
Cost of goods sold	80,100	33,365
Gross profit	28,080	46,392

Operating expenses:
General and administrative	224,927	145,481
Research and development	22,028	4,534
Amortization and depreciation	2,025	312
Total operating expenses	248,980	150,327

Loss before other expenses	(220,900)	(103,935)

Interest expense	(37)	-

Loss before income tax	(220,937)	(103,935)

Income tax	-	-

Net loss	$(220,937)	(103,935)

Net Loss

Our net loss increased by $117,002 to $220,937 from $103,935, for the year ended December 31, 2014 compared to December 31, 2013. The increase in net loss compared to the prior year period is primarily a result of increase in operating expenses as detailed below.

Revenue

Our revenue from the year ended December 31, 2014 was $108,180 compared to $79,757 for the year ended December 31, 2013. All of our revenues in 2014 and 2013 were derived from the operations of BPECS engineering contracts which were acquired in October 2012.

Cost of Goods Sold

Our cost of goods sold for the year ended December 31, 2014 were $80,100, compared to $33,365 for 2013.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses increased by $79,447, to $224,928 for the year ended December 31, 2014, from $145,481 for the year ended December 31, 2013. The main components of general and administrative expenses in 2014 were $57,004 in accounting fees, $22,094 in legal fees, $61,572 in sales and marketing expenses, $48,000 in salaries, $16,475 in corporate and SEC filing fees and $19,783 in other office related expenses.

Research and Development

Our research and development cost were $22,028 for the year ended December 31, 2014, compared to $4,534 for the year ended December 31, 2013.  The increase was attributable to more research and development cost were incurred on parts and software to build BioPharma’s prototype (GexPro).

Salaries

Salaries for 2014 and 2013 were $48,000 or 44% and 60% of revenues, respectively. As of December 31, 2014 and 2013, the Company has only one full time employee.

Liquidity and Capital Resources

At December 31, 2014, the Company held $11,117 in cash and cash equivalents. The Company has no continuous methods of generating cash other than by virtue of any profits from operations and one related party note payable that were executed in 2014 for an amount of $10,000.

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

Fair Value of Financial Instruments

ASC 820-10 (formerly SFAS No. 157, Fair Value Measurements) requires entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized on the balance sheet, for which it is practicable to estimate fair value. ASC 820-10 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. As of December 31, 2014 and 2013, the carrying value of certain financial instruments such as accounts receivable, accounts payable, accrued expenses, and amounts due to/from related party approximates fair value due to the short-term nature of such instruments.

Recently Issued Accounting Pronouncements

In May 2014, the ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most current revenue recognition guidance. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 will be effective for the Company in the first quarter of its fiscal year ending June 30, 2018. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entities Ability to Continue as a Going Concern (ASU 2014-15).  The guidance in ASU 2014-15 sets forth management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern as well as required disclosures. ASU 2014-15 indicates that, when preparing financial statements for interim and annual financial statements, management should evaluate whether conditions or events, in the aggregate, raise substantial doubt about the entity's ability to continue as a going concern for one year from the date the financial statements are issued or are available to be issued. This evaluation should include consideration of conditions and events that are either known or are reasonably knowable at the date the financial statements are issued or are available to be issued, as well as whether it is probable that management's plans to address the substantial doubt will be implemented and, if so, whether it is probable that the plans will alleviate the substantial doubt. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods and annual periods thereafter. Early application is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and Report of Independent Registered Accounting Firm for the years ended December 31, 2014 and 2013 are attached to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company had no disagreements on any matter of accounting principle or practice, financial statement disclosure or audit scope or procedure with its accountant.

ITEM 9A. CONTROLS AND PROCEDURES

Our principal executive officer (who is also our principal financial officer) conducted an evaluation of our disclosure controls and procedures, as such terms are defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014.

Management's Report of Internal Control over Financial Reporting

The Company is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with the Rule 13a-15 of the Securities Exchange Act of 1934. The Company's principal financial and accounting officer (who is the same person) conducted an evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014, based on the criteria establish in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2014, based on those criteria.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth information regarding the members of the Company’s board of directors and its executive officers:

Name	Age	Position	Year Commenced

Gary Riccio	60	President and Director	2011

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

Based solely upon a review of Forms 3, 4, and 5 delivered to us as filed with the SEC during our most recent fiscal year ended December 31, 2014, none of our executive officers and directors, and persons who own more than 10% of our Common Stock have timely filed the reports required pursuant to Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Description of Compensation Table

					Aggregate				All	Annual
		Annual		Annual	Accrued			Comp-	Other	Comp-
		Earned		Payments	Salary Since		Stock and	-ensation	Comp-	ensation
Name/Position	Year	Salary		Made	Inception	Bonus	Options	Plans	ensation	Total

Gary Riccio	2014	_____	(1)	0	0	0	0	0	0	____	(1)
President	2013	48,000	(1)	0	0	0	0	0	0	48,000	(1)

(1)	All amounts are accrued and unpaid.

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

The Company does not have a stock option plan, and no options were granted, vested or are outstanding during the year ending December 31, 2014.

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

December 31, 2013	December 31, 2014

$30,652	$34,440

Tax Fees

The Company incurred $0 for tax related services.

All Other Fees

The Company incurred $0 for other fees by the principal accountant for the years ended December 31, 2014 and 2013.

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

BioPharma Manufacturing Solutions, Inc.
(Registrant)

Date: April 15, 2015	/s/ Gary Riccio
	By:	Gary Riccio
	Title:	Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GARY RICCIO	Chief Executive Officer (Principal Executive Officer), Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) and Director	April 15, 2015
Gary Riccio

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

FINANCIAL STATEMENTS

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

BioPharma Manufacturing Solutions, Inc.

We have audited the accompanying balance sheets of BioPharma Manufacturing Solutions, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuances of notes payable to related parties and common stock. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2015

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
BALANCE SHEETS

ASSETS
	December 31, 2014	December 31, 2013

Current assets
Cash	$11,117	$202,254
Accounts receivable	45,793	-
Prepaid expense	312	-
Deposit	-	4,094
Inventory	16,647	9,736
Current assets	73,869	216,084

Equipment, net	5,678	3,436

Total assets	$79,547	$219,520

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accrued liability	$15,044	$350
Related party note payable	10,000	$-
Total liabilities	25,044	350

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares
authorized; 94,300,000 shares issued and outstanding	9,430	9,430
Discount on common stock issued to shareholder	(400)	(400)
Additional paid-in capital	518,680	462,410
Accumulated deficit	(473,207)	(252,270)
Total stockholders' equity	54,503	219,170
Total liability and stockholders' equity	$79,547	$219,520

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2014	For the year ended December 31, 2013

Revenues	$108,180	$79,757
Cost of revenues	80,100	33,365
Gross profit	28,080	46,392

Operating expenses	248,980	150,327

Loss before other expense	(220,900)	(103,935)

Other expense
Interest expense	(37)	-
	(37)	-

Loss before income tax	(220,937)	(103,935)

Income tax	-	-

Net loss	$(220,937)	$(103,935)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,325,205

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

				Additional		Total
	Common Stock		Discount on	paid-in	Accumulated	Stockholders'
	Shares	Amount	Common Stock	Capital	Deficit	Equity
Balance, December 31, 2012	94,500,000	$9,450	$(400)	$407,085	$(148,335)	$267,800
Stock redemption	(200,000)	(20)		(180)	-	(200)
Shareholder contributions	-	-	-	55,505	-	55,505
Net loss	-	-	-	-	(103,935)	(103,935)
Balance, December 31, 2013	94,300,000	$9,430	$(400)	$462,410	$(252,270)	$219,170
Shareholder contributions	-	-	-	56,270	-	56,270
Net loss	-	-	-	-	(220,937)	(220,937)
Balance, December 31, 2014	94,300,000	$9,430	$(400)	$518,680	$(473,207)	$54,503

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2014	For the year ended December 31, 2013
OPERATING ACTIVITIES
Net loss	$(220,937)	$(103,935)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	2,025	313
Expenses paid by shareholder	56,270	55,505
Changes in operating assets and liabilities
Accounts receivable	(45,793)	-
Prepaid expense	(312)	1,500
Deposit	4,094	(4,094)
Inventory	(6,911)	(9,737)
Accrued liability	14,693	-
Net cash used in operating activities	(196,871)	(60,448)

INVESTING ACTIVITIES
Purchase of equipment	(4,266)	(3,748)

Total cash flows used in investing activities	(4,266)	(3,748)

FINANCING ACTIVITIES
Proceeds from issuance of note payable	10,000	-
Redemption of common stock	-	(200)
Net cash provided by (used in) financing activities	10,000	(200)
Net decrease in cash	(191,137)	(64,396)
Cash, beginning of period	202,254	266,650
Cash, end of period	$11,117	$202,254

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

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $473,207 from inception through December 31, 2014. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Management used their personal funds to pay certain overhead expenses incurred by the Company in 2014 and 2013. There is no assurance that the Company will ever be profitable. These financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern. Management’s plan to increase revenue and become profitable includes utilizing newly-developed, in-house marketing capabilities to support greater outreach to potential new customers, bidding on more engineering projects and selecting only the most profitable projects to work on while also cutting overhead costs and limiting further R&D investment in protoypes.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to GAAP in all material respects, and have been consistently applied in preparing the accompanying financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2014 and 2013.

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

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. Depreciation expense amounted to $2,025 and $313 in the years ended December 31, 2014 and 2013, respectively.

Revenue Recognition

The Company recognizes revenue in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) No. 605, “Revenue Recognition.”   Revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Costs of Goods Sold

Cost of goods sold includes cost of equipment purchased for resale to customers when providing engineering consulting services.

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014 and 2013, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers: Topic 606. This ASU replaces nearly all existing U.S. GAAP guidance on revenue recognition. The standard prescribes a five-step model for recognizing revenue, the application of which will require significant judgment. This standard is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. We do not expect that the adoption of this pronouncement will have a material effect on our consolidated financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires the management of the Company to evaluate whether there is substantial doubt about the Company’s ability to continue as a going concern. ASU 2014-15 is effective for annual periods ending after December 15, 2016. While early adoption is permitted, we do not plan to early adopt this guidance. We do not expect that the adoption of this pronouncement will have a material effect on our financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. RELATED PARTY NOTE PAYABLE

In November 2014, the Company borrowed $10,000 from a related party and signed a note payable with an annual interest rate of 3%. All unpaid principal plus any accrued but unpaid interest is due upon the earlier of (i) 1 year from issue date, or (ii) upon the occurrence of an event of default as defined in the note agreement.

4. RELATED PARTY TRANSACTIONS

During the years ended December 31, 2014 and 2013, the Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $56,270 and $55,505, respectively, and have been recorded to additional paid-in capital as a shareholder contribution.

As of December 31, 2014, the Company has one related-party customer, GMR Engineering. Sales to GMR engineering for the year ended December 31, 2014 and 2013 were $5,951 and $0, respectively. The Company occasionally provides biopharmaceutical process engineering and consulting services to GMR Engineering's Pharmaceutical and Biotech drug manufacturing clients.

5. INCOME TAXES

Our provisions for income taxes for the years ended December 31, 2013 and 2012, respectively, were as follows (using our blended effective Federal and State income tax rate of 35.0%):

	2014	2013

Current Tax Provision:
Federal and state
Taxable income	$-	$-
Total current tax provision	$-	$-

Deferred Tax Provision:
Federal and state
Net loss carryforwards	$(473,000)	$(252,000)
Change in valuation allowance	473,000	252,000
Total deferred tax provision	$-	$-

Deferred tax assets at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$166,000	$88,000

Valuation allowance	(166,000)	(88,000)

Net deferred tax assets	$-	$-

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by net operating loss carryforwards (“NOL”) after a change in control (generally greater than a 50% change in ownership). Transactions such as planned future sales of our common stock may be included in determining such a change in control. These factors give rise to uncertainty as to whether the net deferred tax assets are realizable. We have approximately $473,000 in NOL at December 31, 2014 that will begin to expire in 2031 for federal and state purposes and could be limited for use under IRC Section 382. We have recorded a valuation allowance against the entire net deferred tax asset balance due because we believe there exists a substantial doubt that we will be able to realize the benefits due to our lack of a history of earnings and due to possible limitations under IRC Section 382. A reconciliation of the expected tax benefit computed at the U.S. federal and state statutory income tax rates to our tax benefit for the years ended December 31, 2014 and 2013 is as follows:

	Years ended December 31,
	2014		2013
Federal income tax rate at 35%	$(166,000)	35.0%	$(88,000)	35.0%
State income tax, net of federal benefit	-	-%	-	-%
Change in valuation allowance	166,000	(35.0)%	88,000	(35.0)%

Benefit for income taxes	$-	-%	$-	-%

We file income tax returns in the U.S. with varying statutes of limitations. Our policy is to recognize interest expense and penalties related to income tax matters as a component of our provision for income taxes. There were no accrued interest and penalties associated with uncertain tax positions as of December 31, 2014 and 2013. We have no unrecognized tax benefits and thus no interest or penalties included in the financial statements.

6. STOCKHOLDER’S EQUITY

On February 15, 2013, the Company redeemed 200,000 shares of common stock owned by 2 shareholders for aggregate consideration paid of $200.

