Form 10-Q
period 2015-03-31
BioPharma Manufacturing Solutions Inc.
filed 2015-05-15
CIK 1522216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number:000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Spectrum Center Drive

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of May 12, 2015.

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

ASSETS	March 31, 2015	December 31, 2014
	(unaudited)
Current assets
Cash	$1,188	$11,117
Accounts receivable	22,639	45,793
Prepaid expense	3,997	312
Inventory	11,832	16,647
Current assets	39,656	73,869

Equipment, net	5,010	5,678

Total assets	$44,666	$79,547

LIABILITY AND STOCKHOLDERS' EQUITY

Current liability
Accounts payable and other accrued liability	$878	$15,044
Related party note payable	15,000	10,000
Total liabilities	15,878	25,044

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares
authorized; 94,300,000 shares issued and outstanding	9,430	9,430
Discount on common stock issued to shareholder	(400)	(400)
Additional paid-in capital	518,680	518,680
Accumulated deficit	(498,922)	(473,207)
Total stockholders' equity	28,788	54,503
Total liability and stockholders' equity	$44,666	$79,547

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED STATEMENTS OF OPERATIONS
Unaudited

	For the three months ended March 31, 2015	For the three months ended March 31, 2014

Revenues	$18,758	$31,442
Cost of revenues	11,948	14,410
Gross profit	6,810	17,032

Operating expenses	32,425	63,803

Loss before other expense	(25,615)	(46,771)

Other expense
Interest expense	(100)	-
	(100)	-

Loss before income tax	(25,715)	(46,771)

Income tax	-	-

Net loss	$(25,715)	$(46,771)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,300,000

BIOPHARMA MANUFACTURING SOLUTIONS INC.
(Formerly BEACHWOOD ACQUISITION CORPORATION)
CONDENSED STATEMENTS OF CASH FLOWS
Unaudited

	For the three months ended March 31, 2015	For the three months ended March 31, 2014
OPERATING ACTIVITIES
Net loss	$(25,715)	$(46,771)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	668	312
Expenses paid by shareholder	0	14,054
Changes in operating assets and liabilities
Accounts receivable	23,154	(16,211)
Prepaid expense	(3,685)	(2,397)
Inventory	4,815	(22,367)
Accrued liability	(14,166)	-
Net cash used in operating activities	(14,929)	(73,379)

FINANCING ACTIVITIES
Proceeds from issuance of note payable	5,000	-
Net cash provided by financing activities	5,000	-

Net decrease in cash	(9,929)	(73,379)

Cash, beginning of period	11,117	202,254

Cash, end of period	$1,188	$128,875

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

BioPharma’s operations had been limited to issuing shares to various investors until October 11, 2012. Subsequent to the acquisition, during the fourth quarter of 2012, the Company started recognizing revenue from its engineering and consulting services. The Company is currently working on recently acquired service contracts.

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) as filed with the SEC.

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $498,922 from inception through March 31, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Management used their personal funds to pay certain overhead expenses incurred by the Company in 2015 and 2014. There is no assurance that the Company will ever be profitable. These unaudited condensed interim financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2015 and December 31, 2014.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. Depreciation expense amounted to $668 and $312 in the three month periods ended March 31, 2015 and 2014, respectively.

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

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Not Adopted (continued)

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

In March 2015, the Company borrowed $5,000 from a related party and signed a note payable with an annual interest rate of 6%. All unpaid principal plus any accrued but unpaid interest is due upon the earlier of (i) 1 year from issue date, or (ii) upon the occurrence of an event of default as defined in the note agreement.

4. RELATED PARTY TRANSACTIONS

The Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $0 and $14,054 during the three month ended March 31, 2015 and 2014, respectively, and have been recorded to additional paid-in capital as a shareholder contribution.

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

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $498,922 from inception to March 31, 2015. The Company acquired BPECS on October 11, 2012 and did not generate sufficient revenue to meet its obligation requirements. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	For the three months	For the three months
	ended March 31,	ended March 31,
	2015	2014

Revenues	$18,758	$31,442
Cost of revenues	11,948	14,410
Gross profit	6,810	17,032

Operating expenses	32,425	63,803

Loss before other expense	(25,615)	(46,771)

Other expense
Interest expense	(100)	-
	(100)	-
Loss before income tax	(25,715)	(46,771)

Income tax	-	-

Net loss	$(25,715)	$(46,771)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,300,000

Operating Loss; Net Loss

Our net loss decreased by $21,056 to $25,715 from $46,771, for the three months ended March 31, 2015 compared to March 31, 2014. The decrease in net loss compared to the prior year period is primarily a result of decrease in our operating expenses. These changes are detailed below.

Revenue

Our revenue from the three months ended March 31, 2015 was $18,758 compared to $31,442 for the three months ended March 31, 2014.

Cost of Goods Sold

Our cost of goods sold for the three months ended March 31, 2015 were $11,948, compared to $14,410 for the three months ended March 31, 2014.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses decreased by $31,378, to $32,425 for the three months ended March 31, 2015, from $63,803 for the three months ended March 31, 2015. The main components of general and administrative expenses during the three months ended March 31, 2015 were $7,800 in consulting fees and $14,186 in sales and advertising expenses. The main components of general and administrative expenses during the three months ended March 31, 2014 were $29,500 in accounting and legal fees, $12,000 in salaries, $1,032 in corporate and SEC filing fees and $5,952 in other office related expenses. The main reason for the decrease in general and administrative expenses was the decrease in accounting fees and salary expense.

Research and Development

Our research and development cost were $0 for the three months ended March 31, 2015, compared to $15,006 for the three months ended March 31, 2014.  The decrease was attributable to more research and development costs were incurred in 2014 on parts and software to build BioPharma’s prototype (GexPro).

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $39,656 and we had total current liabilities of $15,878.

Operating activities used $14,929 in cash for the three months ended March 31, 2015, as compared to using $73,379 in cash for the three months ended March 31, 2014. Our net loss of ($25,715) for the three months ended March 31, 2015 decreased due to decrease in our operating expenses. Financing activities during the three months ended March 31, 2015 generated $5,000 in cash from proceeds from issuance of a related party note payable.

As of March 31, 2015 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our principal executive officer and principal financial officer (who is the same person), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

This Quarterly Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management's report was not subject to attestation by the Company's registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 1A: Risk Factors

The “Risk Factors” contained in our Annual Report on Form 10-K filed with the SEC on April 15, 2015 are hereby incorporated by reference herein. Readers are encouraged to read the Form 10-K including those risk factors.

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

BioPharma Manufacturing Solutions, Inc.

Date:	May 15, 2015

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer

