Form 10-Q
period 2015-06-30
BioPharma Manufacturing Solutions Inc.
filed 2015-08-19
CIK 1522216

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number:000-54147

BIOPHARMA MANUFACTURING SOLUTIONS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-1878223
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

300 Spectrum Center Dr., Suite 400

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 94,300,000 common shares as of August 18, 2015.

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Current assets
Cash	$404	$11,117
Accounts receivable	45,016	45,793
Prepaid expense	312	312
Inventory	11,832	16,647
Current assets	57,564	73,869

Equipment, net	4,342	5,678

Total assets	$61,906	$79,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and other accrued liabilities	$23,215	$15,044
Related party note payable	15,000	10,000
Total liabilities	38,215	25,044

Stockholders' equity
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 150,000,000 shares authorized; 94,300,000 shares issued and outstanding	9,430	9,430
Discount on common stock issued to shareholder	(400)	(400)
Additional paid-in capital	532,760	518,680
Accumulated deficit	(518,099)	(473,207)
Total stockholders' equity	23,691	54,503
Total liability and stockholders' equity	$61,906	$79,547

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

Unaudited

	For the three months ended June 30, 2015	For the three months ended June 30, 2014	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Revenues	$37,676	$26,557	$56,434	$57,999
Cost of revenues	16,676	22,060	28,624	36,470
Gross profit	21,000	4,497	27,810	21,529

Operating expenses	40,027	71,695	72,452	135,498

Loss from operations	(19,027)	(67,198)	(44,642)	(113,969)

Other expense
Interest expense	(150)	-	(250)	-
	(150)	-	(250)	-

Loss before income tax	(19,177)	(67,198)	(44,892)	(113,969)

Income tax	-	-	-	-

Net loss	$(19,177)	$(67,198)	$(44,892)	$(113,969)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	94,300,000	94,300,000	94,300,000	94,300,000

The accompanying notes are an integral part of these unaudited condensed financial statements

BIOPHARMA MANUFACTURING SOLUTIONS INC.

(Formerly BEACHWOOD ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

Unaudited

	For the six months ended June 30, 2015	For the six months ended June 30, 2014
OPERATING ACTIVITIES
Net loss	$(44,892)	$(113,969)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities
Depreciation and Amortization	1,336	689
Expenses paid by shareholder	14,080	28,757
Changes in operating assets and liabilities
Accounts receivable	777	(35,006)
Prepaid expense	-	(2,534)
Inventory	4,815	(11,051)
Accrued liabilities	8,171	10,240
Net cash used in operating activities	(15,713)	(122,873)

INVESTING ACTIVITIES
Purchase of equipment	-	(770)

Total cash flows used in investing activities	-	(770)

FINANCING ACTIVITIES
Proceeds from related party of note payable	5,000	-
Net cash provided by financing activities	5,000	-

Net decrease in cash	(10,713)	(123,643)

Cash, beginning of period	11,117	202,254

Cash, end of period	$404	$78,611

Supplemental disclosure of cash flow information:
Interest Paid	$-	$-
Taxes Paid	$-	$-

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

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed interim financial statements include all adjustments, composed of normal recurring adjustments, considered necessary by management to fairly state our results of operations, financial position and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These unaudited condensed interim financial statements should be read in conjunction with the financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 (2014 Form 10-K) as filed with the SEC on April 15, 2015.

Going Concern

The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $518,099 from inception through June 30, 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and /or obtain additional financing from its stockholders and/or other third parties.

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

Cash

The Company considers all highly-liquid investments with original maturities of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2015 and December 31, 2014.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Equipment, net

Equipment is stated at cost and depreciated using the straight-line method over the estimated service lives of three years. Maintenance and repairs are expensed as incurred and improvements are capitalized. Gains or losses on the disposition of equipment are recorded upon disposal. Depreciation expense amounted to $1,336 and $689 in the six month periods ended June 30, 2015 and 2014, respectively.

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

Income Taxes

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, there were no deferred taxes as the deferred tax asset arising from net operation loss carry forwards was fully offset by a valuation allowance due to the uncertainty of its realization.

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

4. RELATED PARTY TRANSACTIONS

The Company’s President paid certain operating expenses, consisting of salaries and overhead expenses, on behalf of the Company. These expenses amounted to $14,080 and $28,757 during the six month ended June 30, 2015 and 2014, respectively, and have been recorded to additional paid-in capital as a shareholder contribution.

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

The Company's independent auditors have issued a report raising a substantial doubt about the Company's ability to continue as a going concern. The Company has sustained losses since its inception on April 20, 2011. It has an accumulated deficit of $518,099 from inception to June 30, 2015. The Company acquired BPECS on October 11, 2012 and did not generate sufficient revenue to meet its obligation requirements. The Company's sufficient contribution as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligation and/or obtaining financing from its shareholders or other sources, as it may be required.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

BioPharma Manufacturing Solutions, Inc.

Summary of Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$37,676	26,557	$56,434	$57,999
Cost of goods sold	16,676	22,060	28,624	36,470
Gross profit	21,000	4,497	27,810	21,529

Operating expenses:
General and administrative	39,359	67,047	71,116	115,532
Research and development	-	4,271	-	19,277
Amortization and depreciation	668	377	1,336	689
Total operating expenses	40,027	71,695	72,452	135,498

Operating loss	(19,027)	(67,198)	(44,642)	(113,969)

Interest expense	(150)	-	(250)	-

Loss before income tax	(19,177)	(67,198)	(44,892)	(113,969)

Income tax	-	-	-	-

Net loss	$(19,177)	(67,198)	$(44,892)	$(113,969)

Operating Loss; Net Loss

Our net loss decreased from $67,198 to $19,177 for the three months ended June 30, 2015 compared to June 30, 2014, and decreased from $113,969 to $44,892 for the six months ended June 30, 2015 compared to June 30, 2014. The decrease in net loss compared to the prior year period is primarily a result of increase in our gross profit and decrease in operating expenses.

Revenue

Our revenues for the three months ended June 30, 2015 were $37,676 compared to $26,557 for the three months ended June 30, 2014, and were $56,434 for the six months ended June 30, 2015 compared to $57,999 for the six months ended June 30, 2014.

Cost of Goods Sold

Our cost of goods sold for the three months ended June 30, 2015 were $16,676 compared to $22,060 for the three months ended June 30, 2014.  Our cost of goods sold for the six months ended June 30, 2015 were $28,624 compared to $36,470 for the six months ended June 30, 2014.  Cost of goods sold represents the cost of equipment we purchase for resale to our clients and when delivered and installed we transfer the related cost from inventory to cost of sales.

General and Administrative Expenses

General and administrative expenses decreased by $27,688, to $39,359 for the three months ended June 30, 2015, from $67,047 for the three months ended June 30, 2014. The main reason for the decrease was a decrease in accounting, legal and salary expenses.

General and administrative expenses decreased by $44,416, to $71,116 for the six months ended June 30, 2015, from $115,532 for the six months ended June 30, 2014. The main reason for the decrease was a decrease in accounting, legal and salary expenses.

Research and Development

Our research and development cost were $0 for the three months ended June 30, 2015, compared to $4,271 for the three months ended June 30, 2014.  The decrease was attributable to more research and development costs were incurred in 2014 on parts and software to build BioPharma’s prototype (GexPro).

Our research and development cost were $0 for the six months ended June 30, 2015, compared to $19,277 for the six months ended June 30, 2014.  The decrease was attributable to more research and development costs were incurred in 2014 on parts and software to build BioPharma’s prototype (GexPro).

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $57,564 and we had total current liabilities of $38,214.

Operating activities used $15,714 in cash for the six months ended June 30, 2015, as compared to using $122,873 in cash for the six months ended June 30, 2014. Our net loss of $44,892 for the six months ended June 30, 2015 increased due to decrease in our operating expenses partially offset by increase in our gross profit. Financing activities during the six months ended June 30, 2015 generated $5,000 in cash.

As of June 30, 2015 and the date of this report, we have insufficient cash to operate our business at the current level for the next twelve months and insufficient cash to achieve our business goals. The success of our business plan is contingent upon us obtaining additional financing. We intend to fund operations through debt and/or equity financing arrangements, which may be insufficient to fund our capital expenditures, working capital, or other cash requirements. We do not have any commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. Our failure to obtain financing would have a material adverse effect on our business.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BioPharma Manufacturing Solutions, Inc.

Date:	August 19, 2015

	By:	/s/ Gary Riccio
Gary Riccio
Title: President and Chief Executive Officer

